Form 10-Q
period 2025-09-30
Blue Water Acquisition Corp. III
filed 2025-11-14
CIK 2050501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________.

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

As of November 14, 2025, there were 25,983,000 Class A ordinary shares and 6,325,000 Class B ordinary shares of the registrant issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2025 (Unaudited)	2
	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2025 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2025 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	22
Item 1A.	Risk Factors.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults Upon Senior Securities.	22
Item 4.	Mine Safety Disclosures.	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	23

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash	$759,229	$—
Prepaid expenses – current	81,145	—
Due from related party	28,715	—
Total Current Assets	869,089	—
Non-current Assets:
Cash and marketable securities held in Trust Account	256,272,459	—
Prepaid expenses – non-current	52,264	—
Deferred offering costs	—	25,000
Total Non-current Assets	256,324,723	25,000
TOTAL ASSETS	$257,193,812	$25,000

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$42,292	$7,036
Accrued expenses	204,275	15,000
Accrued offering costs	—	25,000
Due to related party	8,905	—
Administrative services fee – related party	36,333	—
Promissory note – related party	—	1,505
Total Current Liabilities	291,805	48,541
Non-current Liabilities:
Deferred underwriter fee liability	8,855,000
Total Non-current Liabilities	8,855,000	—
TOTAL LIABILITIES	9,146,805	48,541

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption; 25,300,000 and 0 shares issued and outstanding subject to possible redemption, at redemption value, as of September 30, 2025 and December 31, 2024, respectively	256,272,459

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 683,000 and 0 shares issued and outstanding (excluding 25,300,000 and 0 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	68	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 and 5,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	633	575
Additional paid-in capital	—	24,425
Accumulated deficit	(8,226,153)	(48,541)
Total Shareholders’ Deficit	(8,225,452)	(23,541)
TOTAL LIABILITIES, ORDINARY SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$257,193,812	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2025	September 30, 2025
Operating expenses:
Formation, general and administrative expenses	$137,670	$302,793
Legal and accounting expenses	236,837	249,560
Administrative services fee – related party	30,000	36,333
Insurance expense	19,003	23,136
Total operating expenses	423,510	611,822
Loss from operations	(423,510)	(611,822)

Other income:
Income earned on cash and marketable securities held in Trust Account	2,715,577	3,272,459
Other income	2,715,577	3,272,459
Net income	$2,292,067	$2,660,637

Weighted average shares outstanding of redeemable Class A ordinary shares	25,300,000	10,286,813

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.09	$0.66

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	7,008,000	6,265,707

Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.01)	$(0.65)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A ordinary shares
	subject to possible redemption		Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	—	$—	5,750,000	$575	$24,425	$(48,541)	$(23,541)
Net loss	—	—	—	—	—	—	—	(75,822)	(75,822)
Balance – March 31, 2025	—	—	—	—	5,750,000	575	24,425	(124,363)	(99,363)
Share recapitalization	—	—	—	—	575,000	58	(58)	—	—
Issuance of Class A ordinary shares in IPO	25,300,000	235,239,792	—	—	—	—	3,340,119	—	3,340,119
Sale of private placement units	—	—	683,000	68	—	—	6,829,932	—	6,830,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	18,317,089	—	—	—	—	(10,194,418)	(8,122,671)	(18,317,089)
Net income	—	—	—	—	—	—	—	444,392	444,392
Balance – June 30, 2025	25,300,000	253,556,881	683,000	68	6,325,000	633	—	(7,802,642)	(7,801,941)
Remeasurement of Class A ordinary shares subject to possible redemption	—	2,715,578	—	—	—	—	—	(2,715,578)	(2,715,578)
Net income	—	—	—	—	—	—	—	2,292,067	2,292,067
Balance – September 30, 2025	25,300,000	$256,272,459	683,000	$68	6,325,000	$633	$—	$(8,226,153)	$(8,225,452)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months
Ended
September 30,
2025
Cash Flows from Operating Activities:
Net income	$2,660,637
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor under promissory note – related party	101,708
Income earned on cash and marketable securities held in Trust Account	(3,272,459)
Changes in operating assets and liabilities:
Prepaid expenses	(127,576)
Accounts payable	35,256
Accrued expenses	189,275
Administrative support fee – related party	36,333
Due to related party	8,905
Net cash used in operating activities	(367,921)

Cash Flows from Investing Activities:
Investment in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	253,000,000
Proceeds from sale of private placement units	6,830,000
Payment of underwriting fees and reimbursements	(5,135,000)
Payment of promissory note – related party	(283,472)
Excess proceeds from sale of private placement units	12,360
Payment of deferred offering costs	(296,738)
Net cash provided by financing activities	254,127,150

Net Change in Cash	759,229
Cash – Beginning of period	—
Cash – End of period	$759,229

Supplemental Non-Cash Investing and Financing Activities:
Initial fair value of Class A ordinary shares subject to possible redemption	$235,239,792
Remeasurement of Class A ordinary shares subject to possible redemption	$21,032,667
Deferred offering costs paid by Sponsor under promissory note – related party	$133,351
Prepaid expenses paid by Sponsor under promissory note – related party	$5,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through September 30, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), as discussed in Note 3, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $759,229 of cash and working capital of $577,284.

The Company’s liquidity needs through September 30, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“founder shares”) (see Note 6), the Initial Public Offering and the sale of the Private Placement Units. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs, which was paid in full in connection with the consummation of the Initial Public Offering.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of Company management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $759,229 and $0 in cash, and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in Trust Account, amounting to $256,272,459 and $0, respectively, were held in cash in a demand deposit account.

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

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income (loss) per redeemable Class A ordinary shares and income (loss) per non-redeemable Class A ordinary shares and Class B ordinary (“non-redeemable ordinary shares”) shares following the two-class method of income (loss) per ordinary shares. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and non-redeemable ordinary shares, the Company first considered the total income allocable to both classes of ordinary shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of ordinary shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the redeemable Class A ordinary shares and for the non-redeemable ordinary shares for the three and nine months ended September 30, 2025.

The Company has not considered the effect of the 12,650,000 Public Warrants or 341,500 Private Placement Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three months ended September 30, 2025:

For the Three Months Ended
September 30, 2025
Net income	$2,292,067
Less: Remeasurement of Class A redeemable shares to redemption value	(2,715,578)
Net loss including accretion of Class A redeemable shares to redemption value	$(423,511)

	For the Three Months Ended
	September 30, 2025
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	497,177	1,794,890

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(589,042)	(2,126,536)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	2,715,578
Total loss based on ownership percentage	$(91,865)	$2,383,932

Weighted average shares outstanding	7,008,000	253,000,000
Basic and diluted net income (loss) per share	$(0.01)	$0.9

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the nine months ended September 30, 2025:

For the Nine Months Ended
September 30, 2025
Net income	$2,660,637
Less: Remeasurement of Class A redeemable shares to redemption value	(21,032,667)
Net loss including accretion of Class A redeemable shares to redemption value	$(18,372,030)

	For the Nine Months Ended
	September 30, 2025
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	472,055	2,188,582

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(4,562,242)	(16,470,425)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	21,032,667
Total (loss) income based on ownership percentage	$(4,090,187)	$6,750,824

Weighted average shares outstanding	6,265,707	10,286,813
Basic and diluted net (loss) income per share	$(0.65)	$0.66

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Proceeds allocated to public warrants	(3,340,119)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,420,089)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	21,032,667
Class A ordinary shares subject to possible redemption at September 30, 2025	$256,272,459

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

Warrants — As of September 30, 2025, there were 12,991,500 Warrants outstanding, including 12,650,000 Public Warrants and 341,500 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

	September 30,	December 31,
Assets:	2025	2024
Cash	$759,229	$—
Cash and marketable securities held in Trust Account	$256,272,459	$—
Total Assets	$257,193,812	$25,000

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Net Income:	2025	2025
Net loss from operations	$(423,510)	$(611,822)
Income earned on cash and marketable securities held in Trust Account	$2,715,577	$3,272,459
Net income	$2,292,067	$2,660,637

The CODM reviews net loss from operations to manage and forecast cash to ensure capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews net loss from operations to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also reviews interest income on Trust Account to forecast the amount of cash and marketable securities held in Trust Account.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) November 20, 2025, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of June 11, 2025, the date of the consummation of the Initial Public Offering, the Company had borrowed $242,397 under the Promissory Note. On June 11, 2025, the Company paid $283,472 to the Sponsor, resulting in an overpayment of $41,075 that was recorded as a related party receivable. The Promissory Note was non-interest bearing and was repaid in full in connection with the Initial Public Offering. The Promissory Note is no longer available as of September 30, 2025. Accordingly, as of September 30, 2025 and December 31, 2024, the Company had $0 and $1,505 outstanding under the Promissory Note, respectively.

Due from Related Party

As of September 30, 2025, the Company had a related party receivable of $28,715 comprised of the $41,075 overpayment for settlement of the Promissory Note in connection with the Initial Public Offering, net of $12,360 excess cash contributions for the purchase of Private Placement Units. As of December 31, 2024, the Company did not have a related party receivable.

Administrative Services Agreement

Commencing on the June 11, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. As of September 30, 2025, the Company has accrued $36,333 under the administrative services agreement, and has incurred administrative service fees of $30,000 and $36,333 for the three and nine months ended September 30, 2025, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 485,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were 683,000 and no shares of Class A ordinary shares issued and outstanding, respectively, excluding 25,300,000 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On December 3, 2024, the Sponsor had initially purchased 5,750,000 Class B ordinary shares for $25,000, or $0.0004 per share. On June 9, 2025, the Company issued an additional 575,000 Class B ordinary shares to the Sponsor through a share capitalization for no additional consideration, resulting in 6,325,000 Class B ordinary shares issued and outstanding. Accordingly, as of September 30, 2025 and December 31, 2024, there were 6,325,000 and 5,750,000 Class B ordinary shares were issued and outstanding, respectively.

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

Note 9 – Fair Value Measurements

Recurring Fair Value Measurements

At September 30, 2025, the Company’s cash and marketable securities held in the Trust Account were valued at $256,272,459. The cash and marketable securities held in the Trust Account are recorded on the balance sheet at fair value and are subject to remeasurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of September 30, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested cash and marketable securities, which are considered observable. The fair value of the cash marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2025
Assets:
Cash and marketable held in Trust Account	$256,272,459	$—	$—

Non-recurring Fair Value Measurements

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

The fair value of the Public Warrants as of June 11, 2025, was $3,340,119, or $0.26 per Public Warrant. The fair value of Public Warrants was determined using Black-Scholes Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Warrants are classified as Level 2 fair value measurements. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

June 11, 2025
Implied ordinary share price	$9.87
Exercise price	$11.50
Simulation term (years)	6.50
Risk-free rate	4.16%
Selected volatility	2.70%
Calculated value per warrant	$0.26
Market adjustment	23.53%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 1, 2024 (inception) through September 30, 2025 relates to organizational activities, our initial public offering, and, subsequent to the initial public offering, our pursuit of an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we expect our expenses to increase substantially after identifying a target for our initial business combination.

For the three months ended September 30, 2025, we had net income of $2,292,067, which consisted of $2,715,577 of income earned on cash and marketable securities held in the Trust Account, offset by $137,670 of formation, general and administrative expenses, $236,837 of legal and accounting expenses, $30,000 of administrative support fees, and $19,003 of insurance expense.

For the nine months ended September 30, 2025, we had net income of $2,660,637, which consisted of $3,272,459 of income earned on cash and marketable securities held in the Trust Account, offset by $302,793 of formation, general and administrative expenses, $249,560 of legal and accounting expenses, $36,333 of administrative support fees, and $23,136 of insurance expense.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash of $759,229 and $0, respectively, and working capital (deficit) of $577,284 and $(48,541), respectively.

For the nine months ended September 30, 2025, net cash used in by operating activities was $367,921. Net income of $2,660,637 was increased by $101,708 of formation, general and administrative costs paid by the Sponsor under the promissory note and an $142,193 increase in operating assets and liabilities, offset by $3,272,459 of interest income on the trust account.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2025, we have $759,229 of cash held outside of the trust account generated from the proceeds of the initial public offering. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have not conducted any operations to date.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2025 or December 31, 2024.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2025.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies of the Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2025 as a result of the material weakness described below.

As of September 30, 2025, we have a material weakness in our internal controls over financial reporting due to a lack of properly designed, implemented, and effectively operating controls. Management, with oversight from the Board of Directors and the audit committee of the Board of Directors, will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We will also enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Through June 11, 2025, the date we consummated our initial public offering, we incurred $505,089 for other costs and expenses related to our initial public offering

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2025

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

Blue Water Acquisition Corp. III

November 14, 2025	By:	/s/ Joseph Hernandez
	Name:	Joseph Hernandez
	Title:	Chief Executive Officer (Principal Executive Officer)

November 14, 2025	By:	/s/ Martha Ross
	Name:	Martha Ross
	Title:	Chief Financial Officer (Principal Financial Officer)

