Form 10-K
period 2025-12-31
Blue Water Acquisition Corp. III
filed 2026-04-14
CIK 2050501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-42692

Blue Water Acquisition Corp. III

(Exact name of registrant as specified in its charter)

Cayman Islands
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1012 Springfield Avenue Mountainside, New Jersey	07092
(Address of principal executive offices)	(zip code)

(201) 985-8300

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	BLUWU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	BLUW	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	BLUWW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 15 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 15 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s public units outstanding, other than units held by persons who may be deemed affiliates of the registrant, as of the last day of the registrant’s most recently completed second fiscal quarter was $253,253,000.

As of April 14, 2026, there were 25,983,000 Class A ordinary shares, par value $0.0001 and 6,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	actual and potential conflicts of interest relating to our directors, officers and other affiliates;
●	our ability to draw from the support and expertise of our directors, officers and other affiliates;
●	our pool of prospective target businesses;
●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account potentially being subject to claims of third parties; or
●	our financial performance following our Initial Public Offering.

i

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

ii

BLUE WATER ACQUISITION CORP. III

FORM 10-K

iii

PART I

ITEM 1. BUSINESS

References in this Annual Report on Form 10-K (the “Annual Report” or the “Form 10-K”) to “we,” “us,” “our”, “Blue Water” or the “Company” refer to Blue Water Acquisition Corp. III.

Overview

We are a blank check company incorporated on November 1, 2024, as a Cayman Islands exempted company with no material operations of our own. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We may pursue an initial Business Combination in any business or industry but expect to focus on biotechnology, healthcare and technology companies. Our units include shares of a Cayman Islands blank check company instead of the shares of the operating entities with whom we may combine.

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through December 31, 2025, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On December 3, 2024, the Company issued an aggregate of 5,750,000 Class B ordinary shares, $0.0001 par value (each, a “Class B Ordinary Share,” also referred to herein as a “Founder Share”), in exchange for a capital contribution of $25,000 (approximately $0.004 per share) from the Company’s prior sponsor, Blue Water Acquisition III LLC (the “Prior Sponsor”) to cover certain expenses on behalf of the Company. On June 9, 2025, through a share capitalization we issued an additional 575,000 Class B Ordinary Shares to our Prior Sponsor, resulting in our Prior Sponsor holding an aggregate of 6,325,000 Class B Ordinary Shares. The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment.

On June 11, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share (each, a “Class A Ordinary Share” and together with the Class B Ordinary Shares, the “Ordinary Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 683,000 units (the “Private Placement Units” and, with respect to the Class A Ordinary Shares included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Prior Sponsor, and BTIG, LLC (“BTIG”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $6,830,000. Each Private Placement Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment, and will become exercisable beginning at the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of an initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the consummation of the initial Business Combination, or earlier upon redemption or liquidation, and with respect to Private Placement Warrants held by BTIG or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, BTIG, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG, LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

The Company has not selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

On November 25, 2025, the Company, the Prior Sponsor and Yorkville BW Acquisition Sponsor, LLC (the “New Sponsor”) entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on November 25, 2025, the New Sponsor (i) purchased from the Prior Sponsor (a) 6,325,000 Class B Ordinary Shares and (b) 430,000 Private Placement Units (together with the 6,325,000 Class B Ordinary Shares, the “Acquired Securities”), for an aggregate purchase price of $7,200,000 and (ii) upon closing, became the sponsor of the Company (together, the “Purchase”). Pursuant to the Purchase Agreement, the non-managing sponsor investors of the Prior Sponsor have no further rights, claims or interests in or to any securities of the Company (other than any Public Units, Public Shares or Public Warrants they may hold).

As a condition to consummation of the Purchase, all of the then-existing members of the board of directors (the “Prior Board”) and all then-existing officers of the Company resigned, and the New Sponsor designated (i) a new board of directors, which was elected immediately prior to the closing of the Purchase by the Prior Sponsor as the then-sole holder of the Class B Ordinary Shares in accordance with the terms of the Company’s amended and restated memorandum and articles of association, and (ii) a new management team, which was appointed immediately prior to the closing of the Purchase by the Prior Board, effective as of the closing of the Purchase. Except as otherwise specified or where the context requires otherwise, references in this Annual Report to “the board of directors” (the “Board”), “our directors,” “our officers,” or “management” shall refer to the board of directors, officers, and management team designated by the New Sponsor and serving following the closing of the Purchase, and all references to the “Sponsor” refer to the “New Sponsor.”

Pursuant to the terms of the Purchase Agreement, the New Sponsor (i) executed a joinder agreement to become a party to the Registration Rights Agreement, dated June 9, 2025 (the “Registration Rights Agreement”), among the Company, the Prior Sponsor, BTIG, and the other parties thereto and (ii) entered into a side letter agreement with the Company (the “New Insider Letter”) providing for, among other things, voting obligations and certain transfer restrictions. All parties to the letter agreement dated June 9, 2025, by and among the Company, the Prior Sponsor and each of the then directors and officers of the Company (the “Prior Insider Letter”), executed a waiver to certain requirements of the Prior Insider Letter such that the New Sponsor need not execute a joinder or become a party to the Prior Insider Letter. Upon the closing of the Purchase, the Prior Insider Letter was terminated.

Business Strategy and Acquisition Criteria

We seek to capitalize on the strength of our management team. Our directors and officers have significant experience in the financial services industries and significant transaction experience and relationship networks, which we believe will provide us with a competitive advantage in evaluating businesses and acquisition opportunities. However, there is no assurance that we will complete an initial Business Combination. The Company is not required to limit its activities to any particular industry.

We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective Business Combination opportunities and target businesses:

●	opportunities for growth;
●	financial value;
●	technology and risk management infrastructure;
●	strong management team; and
●	strength, reach, and yield opportunities.

Although we use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our Sponsor and management team may deem relevant.

Our management team shall employ various strategies to identify an appropriate target company, including:

●	Contacting investment banks, brokers and other members of the financial community that might be working with companies looking for exits or funding.
●	Caucusing our officers and directors, as well as their affiliates, for target business candidates of which they become aware through their contacts.
●	Fielding inbound inquiries following the Initial Public Offering from companies looking to access the public markets.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another Business Combination.

Our Sponsor and its principals may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination. Our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition company (“SPACs”) in pursuing a Business Combination transaction candidate and the significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Because there are numerous special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close Business Combination or operate targets post-Business Combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing Business Combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Potential Additional Financings

We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering, the sale of the Private Placement Units, our equity, debt or a combination of these as the consideration to be paid in our initial Business Combination. Generally, the issuance of additional shares in a Business Combination:

●	may significantly dilute the equity interest of our Initial Public Offering investors, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;
●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded to Class A Ordinary Shares;
●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, the post-Business Combination company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of officers and directors;
●	may have the effect of delaying or preventing a change of control of the post-Business Combination company by diluting the share ownership or voting rights of a person seeking to obtain control of the post-Business Combination company; and
●	may adversely affect prevailing market prices for our units, Class A Ordinary Shares and/or Warrants.

We may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial Business Combination and provide sufficient liquidity and capital to the post-Business Combination entity. As of the date of this Annual Report, we have no commitments to issue any shares in connection with such a transaction. The price of the shares so issued in connection with an initial Business Combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial Business Combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial Business Combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

In addition, we may be required to obtain additional financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. In that regard, on January 26, 2026, we borrowed funds from and issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $500,000 to our Sponsor. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing that is in connection with our initial Business Combination simultaneously with the completion of our initial Business Combination.

We may choose to pursue a Business Combination in connection with which we incur substantial debt. No issuance of debt will affect the per share amount available for redemption from the Trust Account. However, the issuance of debt securities or incurrence of significant debt to banks or other lenders or the owners of a target could result in:

●	default and foreclosure on the assets of the post-Business Combination company if its operating revenues are insufficient to repay its debt obligations;
●	acceleration of the post-Business Combination company’s obligations to repay such indebtedness, even if it makes all principal and interest payments when due, if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	the post-Business Combination company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	post-Business Combination company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is outstanding;
●	using a substantial portion of the post-Business Combination company’s cash flow to pay principal and interest on its debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on the post-Business Combination company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates; and
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on the post-Business Combination company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors who have less debt.

For more information also see “Risk Factors — We may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks,” “Risk Factors — We may issue our shares to investors in connection with our initial Business Combination at a price which is less than the prevailing market price of our shares at that time,” “Risks Factors — We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us,” and “Risk Factors — We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.”

Apart from the Working Capital Note issued to our Sponsor, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Prior SPAC Experience

In addition to the Company, affiliates of our Sponsor are involved with and serve as sponsors of the following special purpose acquisition companies: Texas Ventures Acquisition III Corp. and Yorkville Acquisition Corp. For more, See “Item 10. Directors and Executive Officers of the Registrant.”

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until after we complete our initial Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial Business Combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the date that is 24 months from the closing of our Initial Public Offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial Business Combination. Subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the Completion Window may be extended by shareholders via an amendment to our amended and restated memorandum and articles of association. If we seek shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable (but without deduction for any excise or similar tax that may be due or payable)), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

If we are unable to complete our initial Business Combination within 24 months from the closing of our Initial Public Offering and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial Business Combination, or by such earlier liquidation date as our board of directors may approve, from the closing of our Initial Public Offering, we will redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of amounts withdrawn to pay our taxes (but without deduction for any excise or similar tax that may be due or payable) and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, subject to applicable law as further described herein. We expect the pro rata redemption price to be approximately $10.00 per Public Share, without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

If we do not complete our initial Business Combination within the Completion Window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial Business Combination, we may elect to do so in the future. While there is no limit on the number of extensions that we may seek, we do not expect to extend the time period to consummate our initial Business Combination beyond 36 months from the closing of our Initial Public Offering. If we determine not to or are unable to extend the time period to consummate our initial Business Combination or fail to obtain shareholder approval to extend the Completion Window, our Sponsor’s investment in our Founder Shares and our Private Placement Units (and the securities comprising such Private Placement Units) will be worthless.

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). Our board of directors will make the determination as to the fair market value of our initial Business Combination. If our board of directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

The net proceeds of the sale of the Units and the Private Placement Units held in the Trust Account are to be initially held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the terms of the Purchase Agreement, (i) the parties to the Prior Insider Letter executed a waiver to certain requirements of the Prior Insider Letter such that the New Sponsor need not execute a joinder or become a party to the Prior Insider Letter, (ii) the New Sponsor, and our current directors and officers entered into the New Insider Letter with the Company, and (iii) the Prior Insider Letter was terminated upon the closing of the Purchase. Pursuant to the terms of the New Insider Letter, the New Sponsor, and our current directors and officers agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the proposed Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; (iv) vote any Founder Shares or other shares acquired by them in favor of the proposed Business Combination, except that the New Sponsor and our current directors and officers shall not vote any Class A Ordinary Shares that they purchase after the Company publicly announces its intention to engage in such proposed Business Combination for or against such proposed Business Combination; (v) not redeem any Class A Ordinary Shares owned by them in connection with shareholder approval of a proposed Business Combination; and (vi) not sell or tender any Ordinary Shares in the event the Company seeks to consummate a proposed Business Combination by engaging in a tender offer. Additionally, the New Sponsor agreed that it would not directly or indirectly, enter into any agreement or arrangement to, or actually sell or transfer any of the Acquired Securities, with such sale or transfer to occur prior to the closing of the Company’s initial Business Combination, subject to certain exceptions.

The New Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (but without deduction for any excise or similar tax that may be due or payable), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the New Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the New Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the New Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the New Sponsor would be able to satisfy those obligations.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);
●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or
●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Warrants in such transactions.

The purpose of any such transactions could be to (1) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrants holders for approval in connection with our initial Business Combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our Sponsor, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors and their affiliates, along with the purchase price;
●	the purpose of the purchases by our Sponsor, directors, officers, advisors and their affiliates;
●	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;
●	the identities of our security holders who sold to our Sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors and their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

See “Risk Factors — If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares or Public Warrants.”

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (but without deduction for any excise or similar tax that may be due or payable)), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Pursuant to the New Insider Letter, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of our initial Business Combination, and have agreed not to redeem any Class A Ordinary Shares owned by it, him or her in connection with shareholder approval of a proposed Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least one-third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the New Insider Letter, our Sponsor, officers and directors have agreed to vote their Founder Shares and any other shares acquired by the Sponsor, officers or directors (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of Public Shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Completion Window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the Completion Window to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay our taxes (but without deduction for any excise or similar tax that may be due or payable) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Completion Window.

Our Sponsor, officers and directors have entered into the New Insider Letter with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Completion Window, although they will entitled to liquidating distributions from assets outside the Trust Account and from the Trust Account with respect to any Public Shares they hold.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association not for the purposes of approving, or in conjunction with the consummation of, a Business Combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Public Shares upon effectiveness of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable (but without deduction for any excise or similar tax that may be due or payable)), divided by the number of then outstanding Public Shares, subject to applicable law.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Elliott Davis, PLLC, our independent registered public accounting firm, and the underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (but without deduction for any excise or similar tax that may be due or payable), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable (but without deduction for any excise or similar tax that may be due or payable), and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Any such potential claims, including costs and expenses incurred in connection with our liquidation, would be paid from working capital funds held outside of the Trust Account, to the extent available. Additionally, up to $100,000 of interest earned on the funds held in the Trust Account may be released to pay costs and expenses incurred in connection with our liquidation (currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Completion Window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Facilities

We currently maintain our executive offices at 1012 Springfield Avenue, Mountainside, New Jersey 07092. We consider our current office space adequate for our current operations.

On June 9, 2025, the Company entered into an administrative services agreement with the prior Sponsor, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support, to commence on the date the securities of the Company are first listed on the Nasdaq (the “Administrative Services Agreement”). As of November 25, 2025, the Company had incurred and paid the Prior Sponsor $54,398 of administrative costs. Pursuant to the Purchase Agreement, the Administrative Services Agreement with the Prior Sponsor was terminated on November 25, 2025, and no further fees accrued thereafter.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our Units, Class A Ordinary Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounts.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents to assist them in assessing the target business sent to shareholders. These financial statements may be required to be prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), or reconciled to, GAAP, or international financial reporting standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Risk Factors Summary

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial Business Combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company.

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, our Sponsor will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may substantially dilute your investment in us.
●	The requirement that we complete our initial Business Combination within the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.
●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares or Public Warrants.
●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.
●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account, and our Warrants will expire worthless.
●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.
●	If our initial Business Combination involves a company organized under the laws of the United States, it is possible a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Ordinary Shares after or in connection with such initial Business Combination.
●	We may be deemed to be an investment company under the Investment Company Act, which may require us to institute burdensome compliance requirements, restrict our activities, or make it difficult for us to complete our initial Business Combination. To mitigate this risk, we may instruct the trustee to liquidate the investments held in the Trust Account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
●	Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions, outbreaks of infectious disease, or other adverse global events.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
●	We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business, and this lack of diversification may negatively impact our operations and profitability.
●	Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.
●	Our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders.
●	If we pursue a target with operations outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
●	We are dependent upon our officers and directors, who are not required to commit any specified amount of time to our affairs and will have conflicts of interest in allocating their time among various business activities. The loss of our key personnel could adversely affect our ability to complete our initial Business Combination and our post-combination operations.
●	The personal and financial interests of our officers, directors and Sponsor may influence their motivation in identifying and selecting a target Business Combination, and completing an initial Business Combination, particularly as the end of the Completion Window nears.
●	Before a prospective target business is identified or the initial Business Combination is consummated, our Sponsor or management may change or divest their ownership interests in us, which could deprive us of key personnel and advisors.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange.
●	Our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination, the terms of the Warrants may be amended in a manner adverse to holders, and you may only be able to exercise your Warrants on a “cashless basis” under certain circumstances.
●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective. We expect to encounter intense competition from other entities having a business objective similar to ours.
●	We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors. An investment in our securities may also result in other uncertain U.S. federal income tax consequences.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, our Sponsor will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination and we may not need any Public Shares sold to other investors in our Initial Public Offering to be voted in favor of the initial Business Combination.

We may choose not to hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, our Sponsor will participate in the vote on such approval and, accordingly, we may complete our initial Business Combination even if holders of a majority of our Public Shares do not approve of the Business Combination we complete and we may not need any Public Shares sold to other investors in our Initial Public Offering to be voted in favor of the initial Business Combination. See “Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

As of April 14, 2026, our New Sponsor owns 20.9% of our issued and outstanding Ordinary Shares (excluding the Class A Ordinary Shares comprising part of the Private Placement Units and the Class A Ordinary Shares underlying the Private Placement Warrants held by the Sponsor).

Our Sponsor, officers and directors also may from time to time purchase Class A Ordinary Shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, in addition to our Sponsor’s Founder Shares and Private Placement Shares, we would need 9,399,001, or roughly 37.2%, of the 25,300,000 Public Shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our amended and restated memorandum and articles of association, vote their Ordinary Shares at a general meeting of the company, we would not need any Public Shares sold in our Initial Public Offering in addition to our Founder Shares and Private Placement Shares to be voted in favor of an initial Business

Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our Sponsor, officers and directors to vote in favor of our initial Business Combination will increase the likelihood that a special resolution will be passed, being the requisite shareholder approval for such initial Business Combination, however, the votes of our Sponsor, officers and directors alone would not be sufficient to pass such special resolution.

Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Ordinary Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our initial Business Combination. In addition, the amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable Business Combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial Business Combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. See “Risks Relating to Our Securities — The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within the Completion Window. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a Business Combination may reduce the amount of time available for us to ultimately complete an initial Business Combination should such diligence or negotiations not lead to a consummated initial Business Combination.

We may engage BTIG or one of BTIG’s affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. BTIG is entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial Business Combination. These financial incentives may cause BTIG to have potential conflicts of interest in rendering any such additional services to us after our Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage BTIG or one of BTIG’s affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay BTIG or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. In connection with the Purchase Agreement, the BTIG’s right of first refusal to act as capital markets advisor, placement agent, or book-running lead manager for any future securities offerings was terminated in its entirety pursuant to Amendment No. 1 to the Underwriting Agreement, with no survival, tail or continuing effect.

BTIG is entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial Business Combination. Nothing in the amendment to the Underwriting Agreement alters any rights expressly relating to these deferred underwriting commissions. BTIG’s or its affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination. BTIG is under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to complete our initial Business Combination within the Completion Window, in which case we would redeem our Public Shares.

We may not be able to find a suitable target business and complete our initial Business Combination within the Completion Window after the closing of our Initial Public Offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of amounts withdrawn to pay our taxes (but without deduction for any excise or similar tax that may be due or payable) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our Warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described in this “Risk Factors” section.

We may decide not to extend the term we have to consummate our initial Business Combination, in which case we would redeem our Public Shares, and the Warrants may be worthless.

We have until the date that is 24 months from the closing of our Initial Public Offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial Business Combination. However, we may decide not to seek to extend the date by which we must consummate our initial Business Combination. If we do not seek to extend the date by which we must consummate our initial Business Combination, and we are unable to consummate our initial Business Combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of amounts withdrawn to pay our taxes (but without deduction for any excise or similar tax that may be due or payable) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Warrants may be worthless.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares or Public Warrants.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors and their affiliates may purchase Public Shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Warrants in such transactions.

The purpose of any such transactions could be to (1) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, advisors and their affiliates were to purchase Public Shares or Warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors and their affiliates may purchase Public Shares or Warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, directors, officers, advisors and their affiliates were to purchase Public Shares or Warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors and their affiliates, along with the purchase price;
●	the purpose of the purchases by our Sponsor, directors, officers, advisors and their affiliates;
●	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;
●	the identities of our security holders who sold to our Sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors and their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

See “Permitted Purchases of Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this prospectus entitled “Proposed Business — Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Units are intended to be used to complete one or more initial Business Combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the Private Placement Units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our respective Business Combinations than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial Business Combination. For a more detailed comparison of our offering to offerings that comply with Rule 419.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

Of the net proceeds of our Initial Public Offering, only $1,695,000 was available to us initially outside the Trust Account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. In that regard, on January 26, 2026, we issued a Working Capital Note in the aggregate principal amount of $500,000 to our Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance does not accrue interest, is payable on the earlier of the date on which we consummate our initial Business Combination or the date that our winding up is effective, and is convertible at the Sponsor’s election upon the consummation of our initial Business Combination into units identical to the Private Placement Units at a price of $10.00 per unit.

Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances, other than pursuant to the Working Capital Note described above. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our Warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Elliott Davis, PLLC, our independent registered public accounting firm, and the underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the New Insider Letter, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable (but without deduction for any excise or similar tax that may be due or payable), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If our initial Business Combination involves a company organized under the laws of the United States (or any subdivision thereof), it is possible a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Ordinary Shares after or in connection with such initial Business Combination.

The Inflation Reduction Act of 2022, which, among other things, imposes a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “Excise Tax”), subject to certain exceptions. If applicable, the amount of the Excise Tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year.

As a Cayman Islands exempted company, the Excise Tax is currently not expected to apply to redemptions of our Ordinary Shares (absent any regulations or other additional guidance that may be issued in the future).

However, in connection with an initial Business Combination involving a company organized under the laws of a state of the United States, it is possible that we domesticate and continue as a corporation organized under the laws of a state of the United States prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on a national securities exchange, in such a case, we could be subject to the Excise Tax with respect to any subsequent redemptions (including redemptions in connection with an extension vote or the initial Business Combination). Whether and to what extent we would be subject to the Excise Tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension vote or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of final regulations and other guidance from the U.S. Department of the Treasury. On June 28, 2024, the Treasury finalized certain of the proposed regulations (those relating to procedures for reporting and paying the Excise Tax). The remaining regulations (largely relating to the computation of the Excise Tax) remain in proposed form. The Treasury intends to finalize these proposed regulations at a later date and, until such time, taxpayers may continue to rely on the proposed regulations.

Any Excise Tax that becomes payable as a result of any redemptions of our Ordinary Shares (or other shares into which such Ordinary Shares may be converted) would be payable by us and not by the redeeming holder. We will not use the proceeds placed in the Trust Account, or the interest earned on the proceeds placed in the Trust Account, to pay for possible excise tax or any other similar tax that may be levied on us pursuant to any current, pending or future rules or laws, including any Excise Tax, prior to the release of such funds from the Trust Account upon our initial Business Combination. To the extent such taxes are applicable, the amount of cash available to the target business in connection with our initial Business Combination may be reduced, which could result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial Business Combination) to economically bear the impact of such Excise Tax. Consequently, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets. Finally, subject to certain exceptions, the Excise Tax should not apply in the event of our complete liquidation.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable (but without deduction for any excise or similar tax that may be due or payable), and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per Public Share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving Sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations,” the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. As of the date of this Annual Report, the funds held in the Trust Account are held in cash in a demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window; or (B) with respect to any other material provisions relating to the rights of holders of our Class A Ordinary Shares or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Completion Window, from the closing of our Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our public shareholders may receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

The funds held in the Trust Account may be held in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the Trust Account than we may earn if the Trust Account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any (but without deduction for any excise or similar tax that may be due or payable), and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated.

Notwithstanding the measures set forth above, we may still be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our Warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial Business Combination. In addition, upon moving the funds from the Trust Account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our Trust Account will be guaranteed by the FDIC.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial Business Combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we ultimately consummate an initial Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by outside events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the escalating military conflict involving the United States, Israel and Iran, the resumption of Houthi attacks on Red Sea shipping, and other hostilities in the Middle East, Southwest Asia and globally.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the escalating military conflict between the United States, Israel and Iran, and other hostilities in the Middle East region, Southwest Asia and globally.

The geopolitical landscape has been significantly affected by the escalation of hostilities between the United States, Israel and Iran. Following prior exchanges of strikes between Israel and Iran in 2024 and a twelve-day conflict involving U.S. and Israeli strikes on Iranian nuclear facilities and military sites in June 2025, the United States and Israel launched a joint military operation against Iran beginning on February 28, 2026. The operation has targeted Iranian military infrastructure, nuclear program assets, senior government and military officials. Iran has responded with retaliatory missile and drone strikes against targets in Israel and U.S. military installations across the Persian Gulf region. The U.S.-Israel-Iran conflict has had substantial effects on global trade and energy markets. Iran’s Islamic Revolutionary Guard Corps has imposed a selective blockade in the Strait of Hormuz, impacting commercial shipping. Additionally, Houthi officials in Yemen have stated a readiness resume military strikes on key waterway in the Red Sea corridor again. Major container carriers and tanker operators have suspended transits and reroute vessels, which may lead to increased transit times and freight costs, and disruption to global supply chains.

Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. The Brent crude oil spot price rose sharply in March 2026 following the onset of military action in the region and has remained elevated.

In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East and Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

In March 2025, the Trump Administration in the U.S. imposed 25% additional tariffs under the International Emergency Economic Powers Act (“IEEPA”) on goods from Canada and Mexico that are not exempt under the U.S.-Mexico-Canada Agreement (“USMCA”). Effective August 1, 2025, the IEEPA tariff rate on goods from Canada was increased to 35%. On February 20, 2026, the U.S. Supreme Court ruled against the Trump Administration’s use of tariffs under the IEEPA, and U.S. Customs and Border Protection halted collections of IEEPA tariffs on February 24, 2026. However, the decision creates uncertainty related to various aspects of the tariffs previously collected under the IEEPA, including whether, and if so, how, companies may be able to recover any portion of IEEPA tariffs previously paid. Additionally, in response to the U.S. Supreme Court ruling, the Trump Administration imposed a new, 10% worldwide tariff effective for 150 days from February 24, 2026. The imposition of these new, worldwide tariffs, as well as the potential for further tariff actions including the threat of tariffs or increased tariffs, represents a significant source of uncertainty and could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post- Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post- Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post- Business Combination company to decline.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a Business Combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyberattacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the escalating military conflict between the United States, Israel and Iran) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial Business Combination, or the financial condition of the combined company even if we successfully consummate a Business Combination, as well as our ability to locate a commercially viable target company for our Business Combination in the first instance.

Fluctuations in the rate of inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Fluctuations in the rate of inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

If we are unable to consummate our initial Business Combination within the Completion Window, our public shareholders may be forced to wait beyond 24 months before redemption from our Trust Account.

If we are unable to consummate our initial Business Combination within the Completion Window, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay our taxes (but without deduction for any excise or similar tax that may be due or payable) and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the Completion Window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial Business Combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $18,000 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A Ordinary Shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a Business Combination solely with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-Business Combination. There are no assurances that the target business with which we consummate our initial Business Combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may seek Business Combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors of our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination.

We may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 485,000,000 Class A Ordinary Shares, par value $0.0001 per share, 10,000,000 Class B Ordinary Shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of this Annual Report, there are 459,017,000 and 3,675,000 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Class B Ordinary Shares. The Class B Ordinary Shares are automatically convertible into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A Ordinary Shares or equity-linked securities related to our initial Business Combination. As of the date of this Annual Report, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, except in connection with the conversion of Class B Ordinary Shares into Class A Ordinary Shares where the holders of such shares have waived any rights to receive funds from the Trust Account, we may not issue additional shares or any other securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with Public Shares on any initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;
●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;
●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or Warrants; and
●	may not result in adjustment to the exercise price of our Warrants.

Unlike some other similarly structured special purpose acquisition companies, our Class B Ordinary Share holders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, approximately 20% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of our Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A Ordinary Shares comprising part of the Private Placement Units and the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital notes) minus (iii) any redemptions of Class A Ordinary Shares by public shareholders in connection with an initial Business Combination and any Class A Ordinary Shares redeemed by public shareholders in connection with any amendment to our amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-Business Combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial Business Combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or lower, or at a price that approximates the per-share amounts in our Trust Account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-Business Combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders. Any financing transaction with the entities in which related parties hold ownership interests present potential for conflicts of interest, as the interests of these entities and their equity holders may not align with the interests of our company and our unaffiliated shareholders with respect to the negotiation of, and certain other matters related to, financing transactions with such entities.

Since only holders of our Class B Ordinary Shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of our Initial Public Offering and prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares will have the right to vote on the appointment of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Resources could be consumed in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, its managing member, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Directors and Executive Officers of The Registrant – Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in “Business Strategy and Acquisition Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors, and any other holder of our Founder Shares, may lose their entire investment in us if our initial Business Combination is not completed (other than with respect to Public Shares they may acquire or hold), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On December 3, 2024, our Prior Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 Founder Shares. On June 9, 2025, through a share capitalization we issued an additional 575,000 Founder Shares to our Prior Sponsor, resulting in our Prior Sponsor holding an aggregate of 6,325,000 Founder Shares. Simultaneously with the closing of the Initial Public Offering, the Company sold 683,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, in a private placement to the Prior Sponsor and BTIG, in which the Sponsor purchased 430,000 Private Placement Units and BTIG purchased 253,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share and one-half of one redeemable Private Placement Warrant. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, BTIG, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

On November 25, 2025, pursuant to a Purchase Agreement, our current Sponsor purchased from our prior sponsor all 6,325,000 Founder Shares and 430,000 Private Placement Units, collectively, the Acquired Securities, for an aggregate purchase price of $7,200,000.

Prior to the initial investment in the company of $25,000 by the Prior Sponsor, the Company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. The Founder Shares represent approximately 20% of the outstanding shares after our Initial Public Offering. Our public shareholders may incur material dilution due to anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion. Pursuant to the New Insider Letter, our New Sponsor has waived any rights to liquidating distributions from the Trust Account with respect to the Founder Shares if we fail to complete a Business Combination within the Completion Window. The Founder Shares will be worthless if we do not complete an initial Business Combination, except to the extent they receive liquidating distributions from assets outside of the Trust Account. The Private Placement Units (and the securities comprising such units) will be worthless if we do not complete our initial Business Combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Completion Window nears, which is the deadline for our completion of an initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

On January 26, 2026, we issued a convertible unsecured Working Capital Note in the aggregate principal amount of $500,000 to our Sponsor in order to provide the Company with additional working capital. In addition, we may choose to incur substantial debt to complete our initial Business Combination. The incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Business Combination strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, and amending our Warrant Agreement (as defined below) will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the Warrant Agreement with respect to the Private Placement Warrants (including, for the avoidance of doubt, the forfeiture or cancellation of any Private Placement Warrants), 50% of the then outstanding Private Placement Warrants (including the vote or written consent of BTIG). In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company) may be amended if approved by special resolution, under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by the affirmative vote of at least two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the company. Our Sponsor, who owns approximately 20.9% of our issued and outstanding Ordinary Shares as of the date of this Annual Report (excluding the Class A Ordinary Shares comprising part of the Private Placement Units and the Class A Ordinary Shares underlying the Private Placement Warrants held by the Sponsor), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree.

Our Sponsor, officers and directors have agreed, pursuant to the New Insider Letter, that they will not propose any amendment to our amended and restated memorandum and articles of association not for the purposes of approving, or in conjunction with the consummation of, a Business Combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon effectiveness of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable (but without deduction for any excise or similar tax that may be due or payable)), divided by the number of then outstanding Public Shares then in issue, subject to applicable law. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Units. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our Sponsor will control the appointment of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns approximately 20.9% of our issued and outstanding Ordinary Shares (excluding the Class A Ordinary Shares comprising part of the Private Placement Units and the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our Sponsor. In addition, the Founder Shares, all of which are held by our Sponsor, will entitle the holders to vote to appoint all of our directors prior to the consummation of our initial Business Combination. Holders of our Public Shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial Business Combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination.

If our Sponsor purchases any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, since only holders of our Class B Ordinary Shares will have the right to vote on directors prior to our initial Business Combination, our Sponsor will continue to exert control at least until the completion of our initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial Business Combination.

Before a prospective target business is identified or the initial Business Combination is consummated, our Sponsor or management may change or divest their ownership interests in us. Such change or divestment could deprive us of key personnel and advisors, and the public shareholders may have very limited influence over the management of the Company as a result.

Our Sponsor, Yorkville BW Acquisition Sponsor, LLC, is a Florida limited liability company, which was recently formed to invest in our company. YA II PN, a fund for which Yorkville Advisors Global, LP, serves as investment manager, is the Residual Series Member of our Sponsor. Yorkville Advisors Global II, LLC, is the general partner of Yorkville Advisors Global, LP. All investment decisions for YA II PN are made by Yorkville Advisors Global II, LLC’s President, Mark Angelo, who also serves as the chairman of our board of directors. Yorkville Advisors Global, LP, is the manager of our Sponsor and holds voting and investment discretion with respect to the Ordinary Shares held of record by our Sponsor. Mr. Angelo, as President of Yorkville Advisors Global II, LLC, has voting and investment power with respect to the shares held by our Sponsor and may be deemed to indirectly beneficially own such shares. Mr. Angelo disclaims beneficial ownership of the shares held by our Sponsor except to the extent of his pecuniary interest therein.

Pursuant to the New Insider Letter dated November 25, 2025, our Sponsor has agreed that it will not, directly or indirectly, enter into any agreement or arrangement to, or actually sell or transfer any of the Acquired Securities (consisting of the Founder Shares and the Sponsor’s Private Placement Units), with such sale or transfer to occur prior to the closing of the Company’s initial Business Combination. Notwithstanding the foregoing, the Sponsor may transfer Acquired Securities to affiliates, members or partners of the Sponsor or their affiliates, or any employees of such affiliates, provided that in each case the transferee agrees in writing to be bound by the terms of these transfer restrictions.

Some permissible transactions, such as the transfer of Founder Shares from our Sponsor to a member or affiliate of the Sponsor, or the issuance of new securities of the Sponsor to a third party, may change the ownership structure or control among the Sponsor and the management, or result in the control of the Company by another party. In such scenarios, the public shareholders may have very limited influence over the management of the Company.

In the case that our Sponsor or our management divest such person’s ownership or economic interests in us or in the Sponsor, as the case may be, before a prospective target business is identified or an initial Business Combination is consummated, third parties may assume control over the Sponsor or the management of the Company. Such changes may deprive us of key personnel or advisors of the Company, which may materially and adversely affect the Company’s ability to consummate initial Business Combination and the value of your investment in the Company. In addition, because public shareholders would not have had the opportunity to consider the identities of the persons obtaining control over us before such persons assume control, they may have limited influence over the management of the Company.

We may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial Business Combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. While our Sponsor is a limited liability company formed in Florida and is not controlled by, nor does it have substantial ties with, a non-U.S. person, investments that result in “control” of a U.S. business by a foreign person are always subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial Business Combination, impose conditions with respect to such initial Business Combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial Business Combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial Business Combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial Business Combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay our taxes (but without deduction for any excise or similar tax that may be due or payable) and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our Warrants may be worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account may be held in banks or other financial institutions and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our Trust Account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with this Annual Report, we identified a material weakness in our internal control over financial reporting related to the lack of properly designed, implemented and effectively operating controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had no cash or cash equivalents in our operating account and a working capital deficiency of $109,004. We expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial Business Combination may not be successful. In addition, management is currently evaluating the impact of the Russia-Ukraine war, the war in the Middle East, interest rate fluctuations and increased inflation, and the recently adopted SEC rules and amendments affecting special purpose acquisition corporations like the Company, and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of December 31, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the

Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial Business Combination and subject to any requisite shareholder approval, we may: structure our Business Combination in a manner that requires shareholders and/or Warrant holders to recognize gain or income for tax purposes; effect a Business Combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or Warrant holders to pay taxes in connection with our Business Combination or thereafter. Accordingly, a shareholder or a Warrant holder may need to satisfy any liability resulting from our initial Business Combination with cash from its own funds or by selling all or a portion of the shares or Warrants received. In addition, shareholders and Warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial Business Combination.

In addition, we may effect a Business Combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;

●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters, widespread health emergencies and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or Warrant holders.

We may, in connection with our initial Business Combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B Ordinary Shares will be entitled to vote prior to our initial Business Combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or Warrant holder to recognize taxable income in the jurisdiction in which the shareholder or Warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or Warrant holders to pay such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A Ordinary Shares or Warrants after the reincorporation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, see “Directors and Executive Officers of The Registrant – Conflicts of Interest.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Following the completion of our Initial Public Offering and until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved. Our Sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a Business Combination and the order in which they pursue Business Combinations for any of their existing or future blank check companies. As a result, our Sponsor, officers and directors may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, and (iii) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to communicate or offer any such corporate opportunity to the Company and shall not be liable to the Company for breach of any fiduciary duty as a director and/or officer solely by reason of the fact that such party pursues or acquires such corporate opportunity for itself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to the Company. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see “Directors and Executive Officers of The Registrant – Officers and Directors” “Directors and Executive Officers of The Registrant – Conflicts of Interest.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial Business Combination and may have an adverse effect on the price of our securities.

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

The New Insider Letter agreement with our Sponsor, officers and directors contain provisions relating to transfer restrictions of our Founder Shares and Private Placement Units (and the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The New Insider Letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the New Insider Letter. Any such amendments to the New Insider Letter would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination within the Completion Window, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A Ordinary Shares, and Warrants are listing on The Nasdaq Global Market. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, for The Nasdaq Global Market, our share price would generally be required to be at least $4.00 per share, the market value of listed securities would generally be required to be at least $75 million and we would be required to have a minimum of 400 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. In addition, Nasdaq has broad subjective authority to deny listing or apply additional or more stringent criteria based on any event, condition, or circumstance that makes the listing of the company inadvisable or unwarranted in the opinion of Nasdaq. Such determination can be made even if we meet the standards for initial or continued listing.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A Ordinary Shares, and Warrants are listed on Nasdaq, our Units, Class A Ordinary Shares and Warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Our Prior Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share. On November 25, 2025, our current Sponsor acquired all of the Founder Shares and Private Placement Units from our prior sponsor for an aggregate purchase price of $7,200,000. In addition to the immediate In addition to the dilution that public shareholders experienced upon the closing of our Initial Public Offering as a result of the Founder Shares being issued at a nominal price, the anti-dilution provisions applicable to our Founder Shares may result in additional dilution to our Class A Ordinary Shares upon consummation of our initial Business Combination.

The Founder Shares are convertible into Class A Ordinary Shares initially on a one-for-one basis, subject to adjustment. This adjustment would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial Business Combination. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our initial Business Combination would be disproportionately dilutive to our Class A Ordinary Shares

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $10.00 per Public Share.

Following the closing of our Initial Public Offering, our Prior Sponsor, invested in us an aggregate of $4,325,000, comprised of the $25,000 purchase price for the Founder Shares and the $4,300,000 purchase price for the Private Placement Units. On November 25, 2025, the current Sponsor acquired from the Prior Sponsor all 6,325,000 Founder Shares and 430,000 Private Placement Units for an aggregate purchase price of $7,200,000 pursuant to the Purchase Agreement. Assuming a trading price of $10.00 per Public Share upon consummation of our initial Business Combination, the 6,325,000 Founder Shares and 430,000 Private Placement Shares would have an aggregate implied value of $67,550,000. Even if the trading price of our Ordinary Shares were as low as approximately $1.07 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares and Private Placement Shares would be equal to our current Sponsor’s, aggregate initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value. Accordingly, members of our management team, who own interests in our current Sponsor, or who may own interests in our current Sponsor in the future, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their Public Shares in our Initial Public Offering.

The determination of the offering price of our Units and the size of our Initial Public Offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our Units properly reflected the value of such Units than you would have in a typical offering of an operating company.

Prior to our Initial Public Offering there was no public market for any of our securities. The public offering price of the Units and the terms of the Warrants were negotiated between us and the underwriters. In determining the size of our Initial Public Offering, management held customary organizational meetings with the representative of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our Initial Public Offering, prices and terms of the Units, including the Class A Ordinary Shares and Warrants comprising part of the Units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;
●	a review of debt to equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of our Initial Public Offering; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering size, price and terms of the Units was more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by legal counsel in the Cayman Islands that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Ownership of our securities may result in uncertain U.S. federal income tax consequences.

Ownership of our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units issued in our Initial Public Offering, the allocation a holder made with respect to the purchase price of a Unit between the Class A Ordinary Share and the one-half of one Warrant included in each Unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of the Warrants included in the Public Units is unclear under current law, and the adjustment to the number of Ordinary Shares for which a Warrant may be exercised or to the exercise price of a Warrant could give rise to dividend income to U.S. Holders without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Holders of our securities are urged to consult their own tax advisors with respect to these and other tax consequences applicable to their specific circumstances when acquiring, owning or disposing of our securities.

Whether a redemption of Class A Ordinary Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A Ordinary Shares will depend on whether the redemption qualifies as a sale of such Class A Ordinary Shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A Ordinary Shares (including any shares constructively owned by the holder as a result of owning Warrants) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A Ordinary Shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the Warrants and the Warrant Agreement set forth in the Initial Public Offering Prospectus, (ii) adjusting the provisions relating to cash dividends on Ordinary Shares as contemplated by and in accordance with the Warrant Agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants, or (iv) providing for the delivery of an Alternative Issuance (as defined in the Warrant Agreement) in connection with our initial Business Combination, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. The Warrant Agreement also permits the Company, without the consent of any Registered Holder, to lower the Warrant Price or extend the duration of the exercise period for the Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or shares, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a Warrant. The Warrant Agreement specifically identifies increasing the Warrant Price and shortening the exercise period as examples of amendments requiring 50% Public Warrant holder approval; other adverse amendments, such as converting the Warrants into cash or Shares or decreasing the number of Class A Ordinary Shares purchasable upon exercise, would also require such approval under the Warrant Agreement’s general amendment provisions.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with our company.

Our Warrant Agreement provides that (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such Warrant holder. This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our Warrant Agreement may make it more difficult for us to consummate an initial Business Combination.

If (i) we issue additional Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per Class A Ordinary Share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination, and (iii) the Market Value of our Class A Ordinary Shares is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in the Warrant Agreement will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing at least 30 days after completion of our initial Business Combination and ending on the third trading day prior to the date on which we give proper notice of such redemption to the Warrants holders and provided certain other conditions are met. We will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the Warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the Warrants become redeemable by us, we may not exercise our redemption right if the issuance of Ordinary Shares upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use commercially reasonable efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the Warrants were offered by us in our Initial Public Offering. Redemption of the outstanding Warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

Our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination.

We issued Warrants to purchase up to 12,650,000 Class A Ordinary Shares as part of the Units sold in our Initial Public Offering (which, as of the date of this Annual report, has been reduced to a maximum of 12,649,993 Class A Ordinary Shares due to Unit separation) and, simultaneously with the closing of our Initial Public Offering, we sold in a private placement an aggregate of 683,000 Private Placement Units at $10.00 per unit, which units include Private Placement Warrants to purchase an aggregate of 341,500 Class A Ordinary Shares at $11.50 per share. In addition, if the Sponsor makes any working capital notes, it may convert those loans into up to an additional 150,000 Private Placement Units, at the price of $10.00 per unit, which units include up to an additional 75,000 Private Placement Warrants. On January 26, 2026, the Company issued a convertible unsecured promissory Working Capital Note in the aggregate principal amount of $500,000 to the Sponsor in order to provide the Company with additional working capital. To the extent we issue Ordinary Shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Ordinary Shares and Class A Ordinary Shares upon exercise of the Warrants included as part of such Units could make us a less attractive acquisition vehicle to a target business. Such issuance will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the business transaction. Therefore, our Warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than Units of other special purpose acquisition companies.

Each Unit contains one-half of one Warrant. Pursuant to the Warrant Agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the Warrant holder. This is different from other offerings similar to ours whose Units include one Ordinary Share and one whole Warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole Warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a whole Warrant to purchase one share.

Holders of Class A Ordinary Shares will not be entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A Ordinary Shares, our public shareholders will not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

You will not be permitted to exercise your Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available.

If the issuance of the Class A Ordinary Shares upon exercise of the Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Warrants will not be entitled to exercise such Warrants and such Warrants may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units.

We are not registering the Class A Ordinary Shares issuable upon exercise of the Warrants at this time. We have agreed that as soon as practicable after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants, and we will use our commercially reasonable efforts to cause such registration statement to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed, as specified in the Warrant Agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A Ordinary Shares issuable upon exercise of the Warrants are not registered under the Securities Act, under the terms of the Warrant Agreement, holders of Warrants who seek to exercise their Warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will Warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of Warrants who seek to exercise their Warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the Warrants under applicable state securities laws.

In no event will we be required to net cash settle any Warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such Warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Ordinary Shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption.

If you exercise your Public Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering the Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the Warrants, multiplied by the excess of the “fair market value” of our Class A Ordinary Shares (as defined in the next sentence) over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such Warrants for cash.

The grant of registration rights to our New Sponsor, BTIG and their permitted transferee holders of our Private Placement Units may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to the Registration Rights Agreement, as amended by the Joinder to and Amendment of Registration Rights Agreement dated November 25, 2025, our New Sponsor, BTIG, and their permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Units and their permitted transferees can demand that we register the Private Placement Units (and the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) or holders of securities that may be issued upon conversion of working capital notes and their permitted transferees may demand that we register such units, shares, Warrants or the Class A Ordinary Shares issuable upon exercise of such Warrants and any other securities of the company acquired by them prior to the consummation of our initial Business Combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the Ordinary Shares owned by our New Sponsor, holders of our Private Placement Units or holders of our working capital notes or their respective permitted transferees are registered.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through our Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial Business Combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial Business Combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares or Warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. As used herein, the term “U.S. Holder” means a beneficial owner of units, Class A Ordinary Shares or Warrants who or that is, for United States federal income tax purposes:

●	an individual citizen or resident of the United States;
●	a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia;
●	an estate the income of which is subject to United States federal income taxation regardless of its source; or
●	a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and will have reduced public company reporting requirements. If we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies. Investing in our securities involves risks.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Certain of our officers and directors are located outside of the United States. As a result, it may be difficult for investors to effect service of process within the United States on our company, executive officers and directors, or enforce judgments obtained in the United States courts against our company, executive officers and directors.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity, and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. We have no operating business systems, customer-facing applications, or complex information technology. Since the Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our Offering.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk due to our limited operations. Our management is generally responsible for assessing and managing any cybersecurity threats, including limiting access to non-public information to key personnel and third-party service providers, using secure means to transmit sensitive information, and monitoring cyber-related issues at key third-party service providers. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take, including coordination with third-party service providers to secure our information in the event of cyber-related issues at key third-party service providers.

As of the date of this report, we have not encountered any cybersecurity incidents since the Offering or identified any cybersecurity risks that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTY

We currently maintain our executive offices at 1012 Springfield Avenue, Mountainside, New Jersey 07092. We consider our current office space adequate for our current operations.

On June 9, 2025, the Company entered into an administrative services agreement with the Prior Sponsor, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support, to commence on the date the securities of the Company are first listed on the Nasdaq (the “Administrative Services Agreement”). As of November 25, 2025, the Company had incurred and paid the Prior Sponsor $54,398 of administrative costs. Pursuant to the Purchase Agreement, the Administrative Services Agreement with the Prior Sponsor was terminated on November 25, 2025, and no further fees accrued thereafter.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Class A Ordinary Shares, and Public Warrants are each traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “BLUWU,” “BLUW,” and “BLUWW” respectively. Our Units commenced public trading on June 10, 2025, and our Ordinary Shares and Warrants commenced separate trading on July 31, 2025.

Holders

As of April 14, 2026, we had 1 holder of record of our Class A Ordinary Shares, 1 holder of record of our Class B Ordinary Shares, 1 holder of record of our Units, 2 holders of record of our Private Placement Units, and 1 holder of record of our Public Warrants.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities and Use of Proceeds

On December 3, 2024, the Prior Sponsor made capital contributions of $25,000 to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Founder Shares, or approximately $0.004 per share, to the Prior Sponsor. On June 9, 2025, the Company, through a share capitalization, issued the Prior Sponsor an additional 575,000 Founder Shares, resulting in the Prior Sponsor holding 6,325,000 Founder Shares in the aggregate.

Simultaneously with the closing of the Company’s Initial Public Offering, the Company consummated a private placement of an aggregate of 683,000 Private Placement Units to the Prior Sponsor and BTIG, LLC, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,830,000. Each private placement consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). Of those 683,000 Private Placement Units, the Prior Sponsor purchased 430,000 Private Placement Units and BTIG purchased 253,000 Private Placement Units.

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

On January 26, 2026, the Company issued a convertible unsecured promissory Working Capital Note in the aggregate principal amount of $500,000 to the Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial Business Combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering (each, a “Working Capital Units”), rounded down to the nearest whole number. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Working Capital Note.

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

On June 11, 2025, a total of $253,000,000 of the net proceeds from our Initial Public Offering and the private placement was deposited in the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and are available for a Business Combination, assuming no redemptions, before fees and expenses associated with our initial Business Combination. The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

At the time of the consummation of our Initial Public Offering, we paid a total of $5,060,000 in underwriting fees related to our Initial Public Offering. In addition, the underwriters agreed to defer $8,855,000 in underwriting fees. For the period from November 1, 2024 (inception) through June 11, 2025, we incurred $505,089 for other costs and expenses related to our Initial Public Offering.

Repurchases

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Blue Water Acquisition Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on November 1, 2024, as a Cayman Islands exempted company with no material operations of our own. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We may pursue an initial Business Combination in any business or industry but expect to focus on biotechnology, healthcare and technology companies. Our units include shares of a Cayman Islands blank check company, not shares of any operating entities with whom we may ultimately combine.

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through December 31, 2025, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On December 3, 2024, the Company issued an aggregate of 5,750,000 Class B ordinary shares, $0.0001 par value (each, a “Class B Ordinary Share,” also referred to herein as a “Founder Share”), in exchange for a capital contribution of $25,000 (approximately $0.004 per share) from the Company’s prior sponsor, Blue Water Acquisition III LLC (the “Prior Sponsor”) to cover certain expenses on behalf of the Company. On June 9, 2025, through a share capitalization we issued an additional 575,000 Class B Ordinary Shares to our Prior Sponsor, resulting in our Prior Sponsor holding an aggregate of 6,325,000 Class B Ordinary Shares. The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment.

On June 11, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share (each, a “Class A Ordinary Share” and together with the Class B Ordinary Shares, the “Ordinary Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 683,000 units (the “Private Placement Units” and, with respect to the Class A Ordinary Shares included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Prior Sponsor, and BTIG, LLC (“BTIG”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $6,830,000. Each Private Placement Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment, and will become exercisable beginning at the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of an initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the consummation of the initial Business Combination, or earlier upon redemption or liquidation, and with respect to Private Placement Warrants held by BTIG or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, BTIG, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG, LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

The Company has not selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

On November 25, 2025, the Company, the Prior Sponsor and Yorkville BW Acquisition Sponsor, LLC (the “New Sponsor”) entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on November 25, 2025, the New Sponsor (i) purchased from the Prior Sponsor (a) 6,325,000 Class B Ordinary Shares and (b) 430,000 Private Placement Units (together with the 6,325,000 Class B Ordinary Shares, the “Acquired Securities”), for an aggregate purchase price of $7,200,000 and (ii) upon closing, became the sponsor of the Company (together, the “Purchase”). Pursuant to the Purchase Agreement, the non-managing sponsor investors of the Prior Sponsor have no further rights, claims or interests in or to any securities of the Company (other than any Public Units, Public Shares or Public Warrants they may hold).

As a condition to consummation of the Purchase, all of the then-existing members of the board of directors (the “Prior Board”) and all then-existing officers of the Company resigned, and the New Sponsor designated (i) a new board of directors, which was elected immediately prior to the closing of the Purchase by the Prior Sponsor as the then-sole holder of the Class B Ordinary Shares in accordance with the terms of the Company’s amended and restated memorandum and articles of association, and (ii) a new management team, which was appointed immediately prior to the closing of the Purchase by the Prior Board, effective as of the closing of the Purchase. Except as otherwise specified or where the context requires otherwise, references in this Annual Report to “the board of directors” (the “Board”), “our directors,” “our officers,” or “management” shall refer to the board of directors, officers, and management team designated by the New Sponsor and serving following the closing of the Purchase, and all references to the “Sponsor” refer to the “New Sponsor.”

Pursuant to the terms of the Purchase Agreement, the New Sponsor (i) executed a joinder agreement to become a party to the Registration Rights Agreement, dated June 9, 2025 (the “Registration Rights Agreement”), among the Company, the Prior Sponsor, BTIG, and the other parties thereto and (ii) entered into a side letter agreement with the Company (the “New Insider Letter”) providing for, among other things, voting obligations and certain transfer restrictions. All parties to the letter agreement dated June 9, 2025, by and among the Company, the Prior Sponsor and each of the then directors and officers of the Company (the “Prior Insider Letter”), executed a waiver to certain requirements of the Prior Insider Letter such that the New Sponsor need not execute a joinder or become a party to the Prior Insider Letter. Upon the closing of the Purchase, the Prior Insider Letter was terminated.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 1, 2024 (inception) through December 31, 2025 relate to organizational activities, our initial public offering, and, subsequent to the initial public offering, our pursuit of an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have and will continue to generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities after the initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we expect our expenses to increase substantially after identifying a target for our initial business combination.

For the year ended December 31, 2025, we had net income of $4,667,721, which consisted of $5,796,563 of income earned on cash and marketable securities held in the Trust Account, offset by $502,754 of formation, general and administrative expenses, $474,966 of legal and accounting expenses, $54,583 of listing fees, $54,398 of administrative support fees, and $42,141 of insurance expense.

For the period from November 1, 2024 (inception) through December 31, 2024, we had net loss of $48,541 consisting of $48,541 of formation, general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had no cash or cash equivalents in our operating account, respectively, and a working capital deficiency of $109,004 and $48,541, respectively.

For the year ended December 31, 2025, net cash used in by operating activities was $938,877. Net income of $4,667,721 was increased by $101,708 of formation, general and administrative costs paid by the Prior Sponsor under the promissory note and an $88,257 increase in operating assets and liabilities, offset by $5,796,563 of interest income on the trust account.

For the period from November 1, 2024 (inception) through December 31, 2024, net cash used in by operating activities was $0. Net loss of $48,541 was increased by $25,000 of formation, general and administrative costs paid by the Prior Sponsor in exchange for founder shares, $1,505 of formation, general and administrative costs paid by the Sponsor under the promissory note, and a $22,036 increase in operating assets and liabilities.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extending Working Capital Loans (defined in Note 6) as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our liquidity needs have been satisfied to date through the purchase of founder shares from our Prior Sponsor for $25,000, $300,000 in loans from our Prior Sponsor, and proceeds generated from our initial public offering and simultaneous private placement that generated gross proceeds of $259,830,000. $253,000,000 of the net proceeds are held in the trust account and are not available for the working capital needs of the Company.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions). We may withdraw interest to pay our taxes, if any (but without deduction for any excise or similar tax that may be due or payable). Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion. The requirement that we provide our public shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment. Valid redemptions by our public shareholders would reduce the amounts of cash we have to effect an initial business combination and may result in a need to seek additional financing in order to effect an initial business combination.

As of December 31, 2025 and 2024, we have no cash held outside of the trust account generated from the proceeds of the initial public offering. We will seek funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On January 26, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $500,000 to the Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial Business Combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering (each, a “Working Capital Units”), rounded down to the nearest whole number. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Working Capital Note.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2025 or December 31, 2024.

Pursuant to the underwriting agreement for our initial public offering, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the initial public offering held in the trust account, or $8,855,000 in the aggregate, payable to BTIG to be deposited in the trust account and released to BTIG only upon the completion of an initial business combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Unit sold in the initial public offering will be paid to BTIG in cash upon the closing of the initial business combination and (ii) $0.05 per Unit sold in the initial public offering will be payable to BTIG in cash, provided that the Company and the Sponsor have the right, in the Company’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the initial public offering (but who are members of FINRA) that assist the Company in consummating the initial business combination.

On June 9, 2025, the Company entered into an administrative services agreement with the prior Sponsor, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support, to commence on the date the securities of the Company are first listed on the Nasdaq (the “Administrative Services Agreement”). As of November 25, 2025, the Company had incurred and paid the Prior Sponsor $54,398 of administrative costs. Pursuant to the Purchase Agreement, the Administrative Services Agreement with the Prior Sponsor was terminated on November 25, 2025, and no further fees accrued thereafter.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 as a result of a material weakness described below.

As of December 31, 2025, we have a material weakness in our internal controls over financial reporting due to a lack of properly designed, implemented, and effectively operating controls. Management, with oversight from the Board of Directors and the audit committee of the Board of Directors, will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We will also enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark Angelo	54	Chairman of the Board of Directors
Kevin McGurn	53	Chief Executive Officer and Director
Troy Rillo	58	Chief Financial Officer
Devin Nunes	52	Director
Scott Glabe	42	Director
Mark Hiltwein	62	Director

Mark Angelo, 54, has served as Chairman of our board of directors since November 2025. Additionally, Mr. Angelo has served as President and partner of Yorkville Advisors, a family of hedge funds (“Yorkville Advisors”), since he founded the firm in 2001. Since the inception of Yorkville Advisors, Mr. Angelo has guided the firm in executing cumulative financial transactions of approximately $7 billion in more than 730 companies. As portfolio manager, Mr. Angelo is responsible for overseeing many aspects of the day-to-day operations, including deal structuring, investment decisions, and business development. Prior to founding Yorkville Advisors, Mr. Angelo held senior roles at the May Davis Group and with the Boston Group. Mr. Angelo also currently serves as Chairman of the board of directors of Yorkville Acquisition Corp. since March 2025, and Chairman of the board of directors of Texas Ventures Acquisition III Corp, since September 2025. Mr. Angelo earned a Bachelor of Arts in Economics from Rutgers University.

Kevin McGurn, 53, has served as Chief Executive Officer and on the board of directors of Blue Water Acquisition Corp. III since November 2025. In September 2025, he became the Chief Executive Officer of Sono Group N.V. (Nasdaq: SSM). Mr. McGurn also serves on the board of directors and Chief Executive Officer of New America Acquisition I Corp., a special purpose acquisition company, since July 2025. Additionally, Mr. McGurn has served as Chief Executive Officer of Yorkville Acquisition Corp. since March 2025, on Yorkville Acquisition Corp.’s board of directors since June 2025, and as Chief Executive Officer of Texas Ventures Acquisition III Corp since September 2025. From October 2023 to November 2024, Mr. McGurn served as Vice President of

Advertising Solutions at T-Mobile, where he led initiatives across digital and programmatic advertising platforms. Prior to that, he was at Vevo LLC, a global music video platform jointly owned by Universal Music Group and Sony Music Entertainment, between February 2017 to October 2023, becoming its President in January 2019, where he was responsible for monetization, sales strategy, and global partnerships. Earlier in his career, from 2007 to 2013, Mr. McGurn served as Senior Vice President of Advertising Sales at Hulu, where he helped to launch and scale the company’s ad-supported streaming business. He has also held an independent board role at Zype, Inc., a video infrastructure platform that was acquired by Backlight, a portfolio company of PSG. In October 2024, Mr. McGurn was named CEO of Triller Group but ultimately did not assume the role. Mr. McGurn currently serves in an advisory capacity to Trump Media & Technology Group Corp. (“TMTG”), supporting the company’s diligence and strategy around mergers and acquisitions, subscription video on demand (SVOD) and social networking platforms, including Truth+ and Truth Social. He is also a limited partner and strategic entrepreneurial advisor to Revel Partners, a venture capital firm focused on B2B SaaS and media innovation, and Alpine Meridian, a venture capital fund with investments across digital media and consumer technology. Mr. McGurn has cultivated extensive relationships across media, entertainment, technology, telecommunications, and music industries. Mr. McGurn graduated from Ohio Wesleyan University in 1998 with a BA in History and was a two-time NCAA all-America pick in the sport of lacrosse.

Troy Rillo, 58, has served as Chief Financial Officer of Blue Water Acquisition Corp. III since November 2025, and is a partner with Yorkville Advisors where since 2004 he has been instrumental in the firm’s growth and strategic direction. Mr. Rillo is an accomplished business executive and attorney with extensive experience in corporate finance, securities law, and investment management. Mr. Rillo also currently serves as Co-Chief Executive Officer of Yorkville Securities LLC, an SEC registered broker-dealer and member of FINRA, and President and Chief Executive Officer, and member of the Board of Managers, of Yorkville America, LLC, an affiliated SEC-registered investment adviser focused on branded investment products, including separately managed accounts and exchange-traded funds. Additionally, Mr. Rillo has served as the Chief Financial Officer at Yorkville Acquisition Corp. since August 2025, and as the Chief Financial Officer of Texas Ventures Acquisitions III Corp since September 2025. Prior to joining Yorkville Advisors, Mr. Rillo was a corporate and securities partner at K&L Gates LLP, a leading international law firm, where he advised public and private companies on capital-raising transactions, mergers and acquisitions, and securities compliance. Mr. Rillo is widely recognized as an authority in corporate and securities law and is a frequent speaker on related topics. He earned both his J.D. and B.S. in Finance, magna cum laude, from the University of Florida. While in law school, he served as a member of the Florida Law Review and was elected to the Order of the Coif. He is admitted to practice law in New Jersey and Florida.

Devin Nunes, 52, has served on our board of directors since November 2025. Mr. Nunes has been the Chief Executive Officer and a director of TMTG since December 2022, and became its Chairman in April 2024. He served on the board of directors of Yorkville Acquisition Corp. from June to August 2025, and on the board of directors of Texas Ventures Acquisition III Corp from September 2025 to February 2026. Mr. Nunes has served as the chairman of the board of directors of Renatus Tactical Acquisition Corp I since May 2025. He previously served in the U.S. House of Representatives from 2003 to 2022. He was the Republican leader and former Chairman of the House Permanent Select Committee on Intelligence (the “HPSCI”), a senior Republican on the Ways and Means Committee, and the Republican leader of the Ways and Means Health Subcommittee. Mr. Nunes was a vital contributor to the 2017 tax system overhaul, authoring a key provision to allow same-year expensing of all business investments for entrepreneurs and businesses. He also championed telemedicine to improve healthcare in underserved, rural areas. In his role on the HPSCI, Mr. Nunes spent extensive time overseas working with U.S. military personnel, Central Intelligence Agency officials, and world leaders while promoting freedom and democratic values around the globe. During his time in Congress, many regarded Mr. Nunes as the House of Representatives’ preeminent investigator of government malfeasance and corruption; he was awarded the Presidential Medal of Freedom, America’s highest civilian honor, in 2021. Mr. Nunes was appointed to the President’s Intelligence Advisory Board and has served as its Chair since February 2025. Mr. Nunes graduated from Cal Poly San Luis Obispo, where he received a bachelor’s degree in agricultural business and a master’s degree in agriculture. He is the author of “Restoring the Republic” and “Countdown to Socialism,” and was an early and prominent critic of big tech censorship.

Scott Glabe, 42, has served on our board of directors since November 2025. He served on the board of directors of Yorkville Acquisition Corp. from June to August 2025, and on the board of directors of Texas Ventures Acquisition III Corp from September 2025 to February 2026. Mr. Glabe has been the General Counsel of TMTG since April 2022. He was most recently a Partner at an Am Law 100 firm from February 2021 until April 2022, where his practice focused on investigations and compliance. Mr. Glabe previously led a 200-person team including members of the Office of Cyber, Infrastructure, Risk and Resilience-as Acting Under Secretary for Policy at the U.S. Department of Homeland Security (“DHS”) from July 2020 until January 2021. He also held multiple other positions at DHS from May 2019 to January 2021. Before DHS, he represented the White House as an Associate Counsel to President Donald J. Trump from February 2019 until May 2019 and worked for the U.S. House of Representatives in progressively senior legal and policy roles from April 2015 until February 2019. Earlier in his career, Mr. Glabe practiced in the Washington office of an international law firm from October  2013 to April  2015, clerked for a federal appellate judge from October 2012 to September 2013, and served as an intelligence officer in the U.S. Navy Reserve from September 2008 until January 2020 (including time in the inactive reserve). He is a graduate of Yale Law School and Dartmouth College. Mr. Glabe was also appointed to the President’s Intelligence Advisory Board in February 2025.

Mark Hiltwein, 62, has served on our board of directors since November 2025. Mr. Hiltwein is a seasoned finance and operations executive with more than three decades of experience across printing, logistics, and business services. He rejoined Cenveo, a world leader in the management and distribution of custom print, packaging, labels and envelopes, as Chief Financial Officer in March 2018, returning to a company where he previously served as Chief Financial Officer from July 2007 to June 2009, then President of Field Sales and Manufacturing from June 2009 to December 2009, and again as Chief Financial Officer from December 2009 to August 2012. Mr. Hiltwein then served as Cenveo’s President, Envelope Group from August 2012 through September 2014. From May 2015 to March 2018, Mr. Hiltwein served as Chief Financial Officer of Rand Logistics. Before his tenure at Cenveo, from July 2005 to July 2007, Mr. Hiltwein was President of Smartshipper.com, an online third-party logistics company. Earlier, from February 2002 through July 2005, Mr. Hiltwein was Executive Vice President and Chief Financial Officer of Moore Wallace Incorporated, a $3.5 billion printing company. Prior to that, he served as Senior Vice President and Controller of Moore Wallace from December 2000 to February 2002. Mr. Hiltwein served in a number of financial positions from 1992 through 2000 with L.P. Thebault Company, a commercial printing company. From 1997 through 2000 he served as L.P. Thebault Company’s Chief Financial Officer. Mr. Hiltwein began his career at Mortenson and Associates, a regional public accounting firm, where he held various positions in the audit department. A Certified Public Accountant, Mr. Hiltwein holds a bachelor’s degree in accounting from Kean University. He brings deep expertise in corporate finance, sales leadership, multi-site operations, and cost containment disciplines, with a proven track record of building high-performing teams, managing distressed businesses, and driving top and bottom-line growth.

Number and Terms of Office of Officers and Directors

We currently have five directors on our board of directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our Public Shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B Ordinary Shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Mark Hiltwein will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Kevin McGurn and Scott Glabe, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Mark Angelo and Devin Nunes, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to vote to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officers, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Mark Hiltwein, Devin Nunes, and Scott Glabe are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors.

Committees of the Board of Directors

Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and will have the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mark Hiltwein, Devin Nunes, and Scott Glabe are each independent and serve as the members of our audit committee. Mr. Hiltwein serves as the chair of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Dugal qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Mark Hiltwein, Devin Nunes, and Scott Glabe are each independent and serve as the members of our compensation committee. Mr. Nunes serves as the chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mark Hiltwein, Devin Nunes, and Scott Glabe. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serve, or in the past year have served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Company’s board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Business Conduct and Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement from our Initial Public Offering. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code Business Conduct and of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

Subsequent to the consummation of the Offering, we adopted an insider trading policy (the “Insider Trading Policy”) which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether any of our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as that would be dependent on several factors, including but not limited to, the timing and size of any such purchase. Depending on the circumstances, any of our insiders may decide to make purchases of our Public Shares pursuant to a Rule 10b5-1 plan or may determine that acting pursuant to such a plan is not required under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchaser will comply with such rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached as Exhibit 19.1 to this Annual Report.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he has then current fiduciary or contractual obligations, he will need to honor his fiduciary or contractual obligations to present such acquisition opportunity to such entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, and (iii) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to communicate or offer any such corporate opportunity to the Company and shall not be liable to the Company for breach of any fiduciary duty as a director and/or officer solely by reason of the fact that such party pursues or acquires such corporate opportunity for itself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to the Company.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our Prior Sponsor purchased Founder Shares and Private Placement Units, which our New Sponsor subsequently purchased. Members of our current management and board of directors may have or may acquire an indirect interest in certain securities held by our New Sponsor. The direct or indirect ownership of our securities may result in a conflict of interest for our Sponsor and members of our management team and our Board in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination and in negotiating or accepting the terms of the transaction because of their financial interest in completing an initial Business Combination within the Completion Window. The price that our Sponsor paid for its Founder Shares and Private Placement Units creates an incentive whereby our Sponsor, officers and directors could potentially make a profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial Business Combination within the Completion Window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial Business Combination, the Founder Shares and Private Placement Units may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

●	Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination. Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	With certain limited exceptions, the Acquired Securities will not be transferable, assignable or salable by our Sponsor until the closing of the Company’s initial Business Combination. Since our Sponsor directly owns the Acquired Securities, and certain of our officers and directors (i) may indirectly own or (ii) in the future, may directly or indirectly own the Acquired Securities, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination and in negotiating or accepting the terms of the transaction due to their financial interest in completing an initial Business Combination within the Completion Window. Our Prior Sponsor invested in us an aggregate of $4,325,000, comprised of the $25,000 purchase price for the Founder Shares $25,000 (approximately $0.004 per share) and the $4,300,000 purchase price for the Private Placement Units (or $10.00 per unit), which may be exercised on a cashless basis. On November 25, 2025, our New Sponsor purchased the aforementioned securities for $7,200,000. Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders and if our Sponsor were required to pay cash to exercise the Private Placement Warrants contained in the Private Placement Units.
●	Certain members of our management team may receive compensation upon consummation of our initial Business Combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as such compensation will not be received unless we consummate such Business Combination. Similarly, if we agree to pay our Sponsor, officers or directors, or our or their affiliates a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial Business Combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as any such fee may not be paid unless we consummate such Business Combination.
●	In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial Business Combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination and in negotiating or accepting the terms of the transaction as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such Business Combination. Up to $1,500,000 of Working Capital Notes made to us by the Sponsor may be convertible into Working Capital Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. On January 26, 2026, the Company issued a convertible unsecured promissory Working Capital Note in the aggregate principal amount of $500,000 to the Sponsor in order to provide the Company with additional working capital.
●	We will reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination.

●	We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such Business Combination. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Affiliation
Mark Angelo	Yorkville Advisors Texas Ventures Acquisition III Corp Yorkville Acquisition Corp.	President and Partner Chairman Chairman
Kevin McGurn	Sono Group N.V. Texas Ventures Acquisition III Corp TMTG Yorkville Acquisition Corp. New America Acquisition I Corp.	CEO CEO Advisor CEO and Director CEO and Director
Troy Rillo	Yorkville Advisors Texas Ventures Acquisition III Corp Yorkville Acquisition Corp. Yorkville Securities LLC Yorkville America, LLC	Partner CFO CFO Co-CEO President, CEO, and Member of the Board of Managers
Devin Nunes	TMTG Renatus Tactical Acquisition Corp I	CEO and Director Director
Scott Glabe	TMTG	General Counsel
Mark Hiltwein	Cenveo	Chief Financial Officer

In addition to the above, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. If any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

In addition, our Sponsor or any of its affiliates, or any of their respective clients, may make additional investments in the company in connection with the initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.

In the event that we submit our initial Business Combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed to vote any Founder Shares or other shares acquired by them in favor of the proposed Business Combination, except that our Sponsor, directors and officers shall not vote any Class A Ordinary Shares that they purchase after the Company publicly announces its intention to engage in such proposed Business Combination for or against such proposed Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial Business Combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Ordinary Shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except for the following repots: (i) a Form 3 filed by Scott Glabe, filed late in connection with his appointment to the board of directors, and (ii) a late Form 4 filed jointly by the New Sponsor and Mark Angelo, filed late in connection with the Company issuing a convertible Working Capital Note to the New Sponsor.

ITEM 11. EXECUTIVE COMPENSATION

Officer and Director Compensation

Effective December 2025, the Company pays a monthly advisory fee of $15,000 to its chief executive officer and director, Kevin McGurn, to provide advisory services to the Company in connection with identifying, investigating, negotiating and completing the Company’s initial Business Combination and related matters. The advisory fee continues on a monthly basis until the earliest to occur of (i) the closing and completion of the Company’s initial Business Combination or (ii) the liquidation of the Company. Other than the foregoing, none of the Company’s officers or directors have received any compensation for services rendered to the Company. The monthly advisory fee amounts approved are as follows, of which no payments were made in 2025, with $15,000 in the aggregate accrued for and remaining as outstanding:

Director	Monthly Compensation
Mark Angelo	$—
Kevin McGurn	$15,000
Devin Nunes	$—
Scott Glabe	$—
Mark Hiltwein	$—

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Prior Sponsor to cover offering-related and organizational expenses;
●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by our Prior Sponsor or an affiliate of our Prior Sponsor, in an amount equal to $10,000 per month;
●	Payment of advisory, consulting, success or finder fees to our Sponsor, officers or directors, or our or their affiliates in connection with the consummation of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account;
●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and
●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Management Compensation:

Nonqualified
deferred
Name and				Stock	Option	Nonequity incentive	compensation	All other
principal position	Year	Salary	Bonus	Awards	Awards	plan compensation	earnings	compensation (1)	Total
Mark Angelo, Chairman of the Board of Directors	November 25, 2025 through December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Kevin McGurn, Director and Chief Executive Officer	November 25, 2025 through December 31, 2025	$—	$—	$—	$—	$—	$—	$15,000	$15,000
Troy Rillo, Chief Financial Officer	November 25, 2025 through December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Joseph Hernandez, Director and Chief Executive Officer (2)	January 1, 2025 through November 25, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Martha F. Ross, Chief Financial Officer (2)	February 14, 2025 through November 25, 2025	$—	$—	$—	$—	$—	$—	$—	$—
(1)

Advisory fees for advisory services to the Company in connection with identifying, investigating, negotiating and completing the Company’s initial Business Combination and related matters. $15,000 related to Kevin McGurn is accrued, but unpaid, as of December 31, 2025.

(2)	In connection with the Purchase, Joseph Hernandez and Martha F. Ross resigned from the Board and their roles as officers of the Company, effective November 25, 2025.

Independent Director Compensation:

	Fees earned				Change in pension value and
	or paid in	Stock	Option	Nonequity incentive	nonqualified deferred	All other
Name	cash	Awards	Awards	plan compensation	compensation earnings	compensation	Total
Mark Hiltwein, Independent Director and Chairman of the Audit Committee	$—	$—	$—	$—	$—	$—	$—
Devin Nunes, Independent Director and Chairman of the Compensation Committee	$—	—	$—	$—	$—	$—	$—
Scott Glabe, Independent Director	$—	—	$—	$—	$—	$—	$—
Timothy N. Coulson, Independent Director (1)	$—	—	$—	$—	$—	$—	$—
Trevor L. Hawkins, Independent Director (1)	$—	—	$—	$—	$—	$—	$—
Laurent D. Hermouet, Independent Director and Chairman of the Compensation Committee (1)	$—	—	$—	$—	$—	$—	$—
Ish S. Dugal, Independent Director and Chairman of the Audit Committee (1)	$—	—	$—	$—	$—	$—	$—
(1)	In connection with the Purchase, Timothy N. Coulson, Trevor L. Hawkins, Laurent D. Hermouet, and Ish S. Dugal resigned from the Board, effective November 25, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In the table below, percentage ownership is based on 32,308,000 Ordinary Shares, consisting of (i) 25,983,000 Class A Ordinary Shares and (ii) 6,325,000 Class B Ordinary Shares, issued and outstanding as of April 14, 2026. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis. The following table does not reflect record or beneficial ownership of the Public Warrants and Private Placement Warrants, which will not become exercisable 30 days within 60 days of this Annual Report.

On all matters submitted to a vote of our shareholders prior to or in connection with the completion of our initial Business Combination, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, except (i) for the election and removal of directors, which shall be voted upon solely by holders of Class B Ordinary Shares, (ii) for any variation of the rights attaching to any class of shares, and (iii) for any resolution to approve a transfer by way of continuation outside of the Cayman Islands, which shall be voted upon solely by holders of Class B Ordinary Shares, and (iv) as otherwise required by applicable law. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A			Class B
	Ordinary Shares			Ordinary Shares		Approximate
	Number of			Number of		Percentage of
	Shares		Approximate	Shares	Approximate	Outstanding
Name and Address of	Beneficially		Percentage	Beneficially	Percentage	Ordinary
Beneficial Owner(1)	Owned		of Class	Owned	of Class	Shares
Directors and Officers
Mark Angelo(2)(3)	430,000	(4)(5)	1.65%	6,325,000	100%	20.91%
Kevin McGurn	—		—	—	—	—
Troy Rillo	—		—	—	—	—
Devin Nunes	—		—	—	—	—
Scott Glabe	—		—	—	—	—
Mark Hiltwein	—		—	—	—	—
All directors and officers as a group (Six persons) (2)	430,000	(4)(5)	1.65%	6,325,000	100%	20.91%
Greater than 5% Beneficial Owners
Yorkville BW Acquisition Sponsor, LLC(2)	430,000	(4)(5)	1.65%	6,325,000	100%	20.91%
Anson Advisors Inc.(6)	2,585,000		9.95%	—	—	8.00%
Anson Funds Management LP(6)	2,585,000		9.95%	—	—	8.00%
Harraden Circle Investments, LLC(7)	1,722,800		6.63%	—	—	5.33%
Magnetar Financial LLC (8)	1,500,000		5.77%	—	—	4.64%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Blue Water Acquisition Corp. III, 1012 Springfield Avenue, Mountainside, New Jersey 07092.
(2)	Shares are held by the Sponsor, which is managed by Yorkville Advisors Global, LP. Some of our officers and directors may have indirect ownership interests in the shares held by the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)	YA II PN, a fund for which Yorkville Advisors Global, LP, serves as investment manager, is the Residual Series Member of the Sponsor. Yorkville Advisors Global II, LLC, is the general partner of Yorkville Advisors Global, LP. All investment decisions for YA II PN are made by Yorkville Advisors Global II, LLC’s President, Mark Angelo. Yorkville Advisors Global, LP, is the manager of the Sponsor and holds voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Angelo, as President of Yorkville Advisors Global II, LLC, has voting and investment power with respect to the shares held by the Sponsor and may be deemed to indirectly beneficially own such shares. Mr. Angelo disclaims beneficial ownership of the shares held by the Sponsor except to the extent of his pecuniary interest therein.
(4)	Includes the 430,000 Class A Ordinary Shares in the Private Placement Units held by the Sponsor, with each unit consisting of one Class A Ordinary Share and one-half of one Private Placement Warrant, and with each whole Warrant exercisable into one Class A Ordinary Share beginning at the later of 12 months from the closing of the our Initial Public Offering and 30 days after the completion of a Business Combination and will expire at 5:00 p.m., New York City time, five years after the consummation of the Business Combination, or earlier upon redemption or liquidation.
(5)	Excludes the Private Placement Warrants in the Private Placement Units held by the Sponsor.

(6)	Pursuant to a Schedule 13G filed with the SEC on February 17, 2026, Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors to one or more funds and may direct the vote and disposition of Class A Ordinary Shares held by those funds. As the general partner of Anson Funds Management LP, Anson Management GP LLC may direct the vote and disposition of the Class A Ordinary Shares held by the Funds. As the principal of Anson Fund Management LP and Anson Management GP LLC, Mr. Moore may direct the vote and disposition of the Class A Ordinary Shares held by the Funds. As directors of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam may each direct the vote and disposition of Class A Ordinary Shares held by the Funds. For Anson Funds Management LP, Anson Management GP LLC and Mr. Moore: 16000 Dallas Parkway, Suite 800 Dallas, Texas 75248. For Anson Advisors Inc., Mr. Nathoo and Mr. Kassam: 181 Bay Street, Suite 4200 Toronto, ON M5J 2T3.
(7)	Pursuant to a Schedule 13G filed with the SEC on December 8, 2025, the shares reported herein consist of an aggregate of Class A Ordinary Shares held by private investment funds (collectively, the “Harraden Funds”) for which Harraden Circle Investments, LLC (“Harraden Adviser”), serves as investment manager. Harraden Circle Investors GP, LP (“Harraden GP”) is the general partner of each Harraden Fund, and Harraden Circle Investors GP, LLC (“Harraden LLC”) is the general partner of Harraden GP. Frederick V. Fortmiller, Jr. is the managing member of each of Harraden LLC and the Harraden Adviser. 855 Third Avenue, Suite 2600B, New York, NY 10022.
(8)	Pursuant to a Schedule 13G filed with the SEC on August 8, 2025, the shares reported herein consist of an aggregate of Class A Ordinary Shares held by certain funds to which Magnetar Financial LLC serves as investment manager. As such, Magnetar Financial exercises voting and investment power over the shares reported herein. Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial LLC. Supernova Management LLC is the general partner of Magnetar Capital Partners LP. The manager of Supernova Management LLC is Mr. Snyderman. 15 E. Putnum Avenue, Suite 363, Greenwich, CT, 06830.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On December 3, 2024, the Prior Sponsor made capital contributions of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Founder Shares to the Sponsor. On June 9, 2025, the Company, through a share capitalization, issued the Sponsor an additional 575,000 Founder Shares, resulting in the Prior Sponsor holding 6,325,000 Founder Shares in the aggregate.

On November 25, 2025, the Company, the Prior Sponsor and the New Sponsor entered into the Purchase Agreement, pursuant to which, the New Sponsor purchased the Acquired Shares from the Prior Sponsor, which included (i) 6,325,000 Founder Shares and (ii) 430,000 Private Placement Units, for an aggregate purchase price of $7,200,000. The New Sponsor has agreed not to directly or indirectly, enter into any agreement or arrangement to, or actually sell or transfer any Acquired Securities, with such sale or transfer to occur prior to the closing of the Company’s initial Business Combination.

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 683,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Prior Sponsor, and BTIG, the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $6,830,000. Of the 683,000 Private Placement Units, the Sponsor purchased 430,000 Private Placement Units and BTIG, LLC purchased 253,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share and one-half of one redeemable Private Placement Warrant. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, BTIG, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG, LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

As mentioned above, On November 25, 2025, the Company, the Prior Sponsor and the New Sponsor entered into the Purchase Agreement, pursuant to which, the New Sponsor purchased 430,000 Private Placement Units from the Prior Sponsor. The New Sponsor has agreed not to directly or indirectly, enter into any agreement or arrangement to, or actually sell or transfer any Acquired Securities, with such sale or transfer to occur prior to the closing of the Company’s initial Business Combination.

Pursuant to the terms of the New Insider Letter, the New Sponsor, and our current directors and officers agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the proposed Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; (iv) vote any Founder Shares or other shares acquired by them in favor of the proposed Business Combination, except that the New Sponsor and our current directors and officers shall not vote any Class A Ordinary Shares that they purchase after the Company publicly announces its intention to engage in such proposed Business Combination for or against such proposed Business Combination; (v) not redeem any Class A Ordinary Shares owned by them in connection with shareholder approval of a proposed Business Combination; and (vi) not sell or tender any Ordinary Shares in the event the Company seeks to consummate a proposed Business Combination by engaging in a tender offer. Additionally, the New Sponsor agreed that it would not directly or indirectly, enter into any agreement or arrangement to, or actually sell or transfer any of the Acquired Securities, with such sale or transfer to occur prior to the closing of the Company’s initial Business Combination, subject to certain exceptions.

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (and the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Placement Units (and the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Notes will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a Registration Rights Agreement signed on the effective date of the Initial Public Offering.

The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning the commencement of sales of the Initial Public Offering. In addition, BTIG may participate in a “piggy-back” registration only during the seven-year period beginning the commencement of sales of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the Purchase Agreement, the New Sponsor was joined as a party to the Registration Rights Agreement pursuant to the Joinder to and Amendment of Registration Rights Agreement, dated November 25, 2025, and is entitled to all of the rights and benefits of the Sponsor thereunder, including the demand and piggyback registration rights described above. Notwithstanding the foregoing, the New Sponsor is not subject to the lock-up periods applicable to the Founder Shares and Private Placement Units under the Registration Rights Agreement, and accordingly may exercise such registration rights without regard to any such lock-up or transfer restrictions.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the effective date of our Initial Public Offering to purchase up to an additional 3,300,000 units to cover over-allotments, if any. On June 11, 2025, the underwriters fully exercised their over-allotment option.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Units offered in the Initial Public Offering, or $5,060,000 in the aggregate. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,855,000 in the aggregate, payable to BTIG, LLC to be deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Unit sold in the Initial Public Offering will be paid to BTIG, LLC in cash upon the closing of the initial Business Combination and (ii) $0.05 per Unit sold in the Initial Public Offering will be payable to BTIG, LLC in cash (the “Allocable Amount”), provided that the Company and the Sponsor have the right, in the Company’s sole discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial Business Combination.

In connection with the Purchase Agreement, the Company and BTIG entered into Amendment No. 1 to the Underwriting Agreement, dated November 25, 2025, terminating all of BTIG’s rights of first refusal to act as capital markets advisor, placement agent, or book-running lead manager for future Company financings. The amendment expressly preserved all rights relating to the deferred underwriting commissions under the Underwriting Agreement in full force and effect.

Administrative Support Agreement

We currently maintain our executive offices at 1012 Springfield Avenue, Mountainside, New Jersey 07092. We consider our current office space adequate for our current operations.

On June 9, 2025, the Company entered into an administrative services agreement with the prior Sponsor, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support, to commence on the date the securities of the Company are first listed on the Nasdaq (the “Administrative Services Agreement”). As of November 25, 2025, the Company had incurred and paid Prior Sponsor $54,398 of administrative costs. Pursuant to the Purchase Agreement, the Administrative Services Agreement with the Prior Sponsor was terminated on November 25, 2025, and no further fees accrued thereafter.

CEO Advisory Fee

On December 26, 2025, the Board of Directors of the Company approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters. The advisory fee is effective as of December 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company. For the year ended December 31, 2025, the Company incurred $15,000 of such advisory fees with $15,000 accrued and unpaid as of December 31, 2025.

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) November 20, 2025, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of June 11, 2025, the date of the consummation of the Initial Public Offering, the Company had borrowed $242,397 under the Promissory Note. On June 11, 2025, the Company paid $283,472 to the Sponsor, resulting in an overpayment of $41,075 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory Note was repaid in full in connection with the Initial Public Offering. The Promissory Note is no longer available as of December 31, 2025.

Working Capital Notes

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Notes”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Note. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Notes but no proceeds held in the Trust Account would be used to repay the Working Capital Notes. If the Sponsor makes any Working Capital Notes, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A Ordinary Share (“Working Capital Share”) and one-half of one Warrant to purchase one Class A Ordinary Share at an exercise price of $11.50 per share (“Working Capital Warrant”).

On January 26, 2026, the Company issued a convertible unsecured promissory Working Capital Note in the aggregate principal amount of $500,000 to the Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial Business Combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering (each, a “Working Capital Units”), rounded down to the nearest whole number. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Working Capital Note.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Devin Nunes, Scott Glabe, and Mark Hiltwein are independent directors under the Nasdaq listing standards and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy includes: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Elliott Davis, PLLC, currently acts as our independent registered public accounting firm. The engagement of Elliott Davis, PLLC, was approved by the Audit Committee of the Company’s Board of Directors. The Audit Committee of the Company’s Board of Directors pre-approves all audit and permissible non-audit services. The following is a summary of fees paid to Elliott Davis, PLLC, for services rendered as approved by the Audit Committee of the Company’s Board of Directors.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Elliott Davis, PLLC, in connection with regulatory filings. The aggregate fees billed by Elliott Davis, PLLC, for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 totaled $98,200.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees billed by Elliott Davis, PLLC, for the review of our registration statements and other regulatory documents filed with SEC for the year ended December 31, 2025 totaled $60,800.

Tax Fees. For the year ended December 31, 2025, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from November 1, 2024 (inception) through December 31, 2024	F-4

Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the year ended December 31, 2025 and for the period from November 1, 2024 (inception) through December 31, 2024

F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from November 1, 2024 (inception) through December 31, 2024	F-6
Notes to the Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1*

Underwriting Agreement, dated June 9, 2025, by and between the Company and BTIG, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

1.2**	Amendment No. 1 to the Underwriting Agreement, dated November 25, 2026, by and between the Company and BTIG, LLC.
3.1*	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025)
4.1*

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-285075), as filed with the SEC on March 31, 2025).

4.2*

Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-285075), as filed with the SEC on March 31, 2025).

4.3*

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-285075), as filed with the SEC on March 31, 2025).

4.4*

Warrant Agreement, dated as of June 9, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.1*

Prior Insider Letter Agreement, dated June 9, 2025, by and among the Company, Blue Water Acquisition III LLC, the initial shareholders and then serving officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.2*

Investment Management Trust Agreement, dated as of June 9 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.3*

Registration Rights Agreement, dated as of June 9, 2025, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.4*

Administrative Services Agreement, dated June 9, 2025, by and between the Company and Blue Water Acquisition III LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.5*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on January 22, 2026).
10.6*

Private Units Subscription Agreement, dated June 9, 2025, by and between the Company and Blue Water Acquisition III LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.7*

Private Units Subscription Agreement, dated June 9, 2025, by and between the Company and BTIG, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.8*

Purchase Agreement, dated November 25, 2025, by and among the Company, Blue Water Acquisition III LLC, and Yorkville BW Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on November 28, 2025).

10.9*

New Insider Letter Agreement, dated November 25, 2025, by and among Yorkville BW Acquisition Sponsor, LLC, the Insiders and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on November 28, 2025).

10.10*

The November 25, 2025 Joinder to and Amendment of the Registration Rights Agreement dated June 9, 2025, by Yorkville BW Acquisition Sponsor, LLC, and acknowledged and accepted by the Company and Blue Water Acquisition III LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on November 28, 2025).

Exhibit No.	Description

10.11*

Working Capital Note, dated January 26, 2026, issued by the Company to Yorkville BW Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on January 27, 2026).

14.1*

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-285075), as filed with the SEC on March 31, 2025).

19.1**	Insider Trading Policy
31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1**	Clawback Policy
99.1*

Audit Committee Charter Ethics (incorporated by reference to Exhibit 99.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-285075), as filed with the SEC on March 31, 2025).

99.2*

Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-285075), as filed with the SEC on March 31, 2025).

101.INS**	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.

**Filed herewith.

***Furnished herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 14th day of April, 2026.

BLUE WATER ACQUISITION CORP. III

By:	/s/ Kevin McGurn
Name:	Kevin McGurn
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Kevin McGurn	Principal Executive Officer and Director	April 14, 2026
Kevin McGurn	(Principal Executive Officer)

/s/ Troy Rillo	Principal Financial Officer	April 14, 2026
Troy Rillo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Angelo	Chairman of the Board of Directors	April 14, 2026
Mark Angelo

/s/ Devin Nunes	Director	April 14, 2026
Devin Nunes

/s/ Scott Glabe	Director	April 14, 2026
Scott Glabe

/s/ Mark Hiltwein	Director	April 14, 2026
Mark Hiltwein

BLUE WATER ACQUISITION CORP. III

INDEX TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 149)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from November 1, 2024 (inception) through December 31, 2024	F-4

Statements of Changes in Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit for the year ended December 31, 2025 and for the period from November 1, 2024 (inception) through December 31, 2024

F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from November 1, 2024 (inception) through December 31, 2024	F-6
Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder

of Blue Water Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Water Acquisition Corp. III (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholder’s deficit, and cash flows for the year ended December 31, 2025 and the period from November 1, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and the period from November 1, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, expects to incur significant costs in pursuit of its acquisition plans, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, PLLC

We have served as the Company’s auditor since 2024.

Charlotte, North Carolina

April 14, 2026

BLUE WATER ACQUISITION CORP. III

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current Assets:
Prepaid expenses – current	$81,145	—
Total Current Assets	81,145	—
Non-current Assets:
Cash and marketable securities held in Trust Account	258,796,563	—
Prepaid expenses – non-current	33,259	—
Deferred offering costs	—	25,000
Total Non-current Assets	258,829,822	25,000
TOTAL ASSETS	$258,910,967	$25,000

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$71,184	$7,036
Advisory fee payable – related party	15,000	—
Accrued expenses	103,965	15,000
Accrued offering costs	—	25,000
Promissory note – related party	—	1,505
Total Current Liabilities	190,149	48,541
Non-current Liabilities:
Deferred underwriter fee liability	8,855,000
Total Non-current Liabilities	8,855,000	—
TOTAL LIABILITIES	9,045,149	48,541

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption; 25,300,000 and 0 shares issued and outstanding subject to possible redemption, at redemption value, as of December 31, 2025 and 2024, respectively	258,796,563

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 683,000 and 0 shares issued and outstanding (excluding 25,300,000 and 0 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	68	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 and 5,750,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	633	575
Additional paid-in capital	—	24,425
Accumulated deficit	(8,931,446)	(48,541)
Total Shareholders’ Deficit	(8,930,745)	(23,541)
TOTAL LIABILITIES, ORDINARY SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$258,910,967	$25,000

The accompanying notes are an integral part of these financial statements.

BLUE WATER ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

		For the Period
		From
		November 1, 2024
	For the Year	(Inception)
	Ended	Through
	December 31, 2025	December 31, 2024
Operating expenses:
Formation, general and administrative expenses	$502,754	$48,541
Legal and accounting expenses	474,966	—
Listing fees	54,583
Administrative services fee – related party	54,398	—
Insurance expense	42,141	—
Total operating expenses	1,128,842	48,541
Loss from operations	(1,128,842)	(48,541)

Other income:
Income earned on cash and marketable securities held in Trust Account	5,796,563	—
Other income	5,796,563	—
Net income (loss)	$4,667,721	$(48,541)

Weighted average shares outstanding of redeemable Class A ordinary shares	14,070,959	—

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.63	$—

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares(1)	6,452,805	5,000,000

Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.65)	$(0.01)
(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the period from November 1, 2024 (inception) through December 31, 2024.

The accompanying notes are an integral part of these financial statements.

BLUE WATER ACQUISITION CORP. III

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Class A ordinary shares
	subject to possible		Class A ordinary		Class B ordinary		Additional		Total
	redemption		shares		shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	—	$—	5,750,000	$575	$24,425	$(48,541)	$(23,541)
Share recapitalization	—	—	—	—	575,000	58	(58)	—	—
Issuance of Class A ordinary shares in IPO	25,300,000	235,239,792	—	—	—	—	3,340,119	—	3,340,119
Sale of private placement units	—	—	683,000	68	—	—	6,829,932	—	6,830,000
Distribution to Prior Sponsor	—	—	—	—	—	—	—	(188,273)	(188,273)
Remeasurement of Class A ordinary shares subject to possible redemption	—	23,556,771	—	—	—	—	(10,194,418)	(13,362,353)	(23,556,771)
Net income	—	—	—	—	—	—	—	4,667,721	4,667,721
Balance – December 31, 2025	25,300,000	$258,796,563	683,000	$68	6,325,000	$633	$—	$(8,931,446)	$(8,930,745)

FOR THE PERIOD FROM NOVEMBER 1, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A ordinary shares
	subject to possible		Class A ordinary		Class B ordinary		Additional		Total
	redemption		shares		shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 1, 2024 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	—	—	(48,541)	(48,541)
Balance – December 31, 2024	—	$—	—	$—	5,750,000	$575	$24,425	$(48,541)	$(23,541)

The accompanying notes are an integral part of these financial statements.

BLUE WATER ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

		For the Period From
		November 1, 2024
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,667,721	$(48,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor for Class B ordinary shares	—	25,000
Formation, general and administrative costs paid by Sponsor under promissory note – related party	101,708	1,505
Income earned on cash and marketable securities held in Trust Account	(5,796,563)	—
Changes in operating assets and liabilities:
Prepaid expenses	(108,571)	—
Accounts payable	79,148	7,036
Accrued expenses	88,965	15,000
Administrative support fee – related party	28,715	—
Net cash used in operating activities	(938,877)	—

Cash Flows from Investing Activities:
Investment in Trust Account	(253,000,000)	—
Net cash used in investing activities	(253,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	253,000,000	—
Proceeds from sale of private placement units	6,830,000	—
Payment of underwriting fees and reimbursements	(5,135,000)	—
Payment of promissory note – related party	(283,472)	—
Excess proceeds from sale of private placement units	12,360	—
Payment of deferred offering costs	(296,738)	—
Distribution to Prior Sponsor	(188,273)	—
Net cash provided by financing activities	253,938,877	—

Net Change in Cash	—
Cash – Beginning of period	—	—
Cash – End of period	$—	$—

Supplemental Non-Cash Investing and Financing Activities:	—
Initial fair value of Class A ordinary shares subject to possible redemption	$235,239,792	$—
Remeasurement of Class A ordinary shares subject to possible redemption	$23,556,771	$—
Deferred offering costs paid by Sponsor under promissory note – related party	$133,351	$—
Prepaid expenses paid by Sponsor under promissory note – related party	$5,833	$—
Deferred offering costs included in accrued offering costs	$—	$25,000

The accompanying notes are an integral part of these financial statements.

BLUE WATER ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through December 31, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), as discussed in Note 3, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 683,000 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s prior sponsor, Blue Water Acquisition III LLC (the “Prior Sponsor”), and BTIG, LLC (“BTIG”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $6,830,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

On November 25, 2025, the Company, the Prior Sponsor and Yorkville BW Acquisition Sponsor, LLC (the “New Sponsor”) entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on November 25, 2025, the New Sponsor (i) purchased from the Prior Sponsor (a) 6,325,000 Class B Ordinary Shares and (b) 430,000 Private Placement Units (together with the 6,325,000 Class B Ordinary Shares, the “Acquired Securities”), for an aggregate purchase price of $7,200,000 and (ii) upon closing, became the sponsor of the Company (together, the “Purchase”). Pursuant to the Purchase Agreement, the non-managing sponsor investors of the Prior Sponsor have no further rights, claims or interests in or to any securities of the Company (other than any Public Units, Public Shares or Public Warrants they may hold).

As a condition to consummation of the Purchase, all of the then-existing members of the board of directors (the “Prior Board”) and all then-existing officers of the Company resigned, and the New Sponsor designated (i) a new board of directors, which was elected immediately prior to the closing of the Purchase by the Prior Sponsor as the then-sole holder of the Class B Ordinary Shares in accordance with the terms of the Company’s amended and restated memorandum and articles of association, and (ii) a new management team, which was appointed immediately prior to the closing of the Purchase by the Prior Board, effective as of the closing of the Purchase. Except as otherwise specified or where the context requires otherwise, references in this Annual Report to “the board of directors” (the “Board”), “our directors,” “our officers,” or “management” shall refer to the board of directors, officers, and management team designated by the New Sponsor and serving following the closing of the Purchase, and all references to the “Sponsor” refer to the “New Sponsor.”

Pursuant to the terms of the Purchase Agreement, the New Sponsor (i) executed a joinder agreement to become a party to the Registration Rights Agreement, dated June 9, 2025 (the “Registration Rights Agreement”), among the Company, the Prior Sponsor, BTIG, and the other parties thereto and (ii) entered into a side letter agreement with the Company (the “New Insider Letter”) providing for, among other things, voting obligations and certain transfer restrictions. All parties to the letter agreement dated June 9, 2025, by and among the Company, the Prior Sponsor and each of the then directors and officers of the Company (the “Prior Insider Letter”), executed a waiver to certain requirements of the Prior Insider Letter such that the New Sponsor need not execute a joinder or become a party to the Prior Insider Letter. Upon the closing of the Purchase, the Prior Insider Letter was terminated.

Pursuant to the terms of the New Insider Letter, the New Sponsor, and our current directors and officers agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the proposed Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; (iv) vote any Founder Shares or other shares acquired by them in favor of the proposed Business Combination, except that the New Sponsor and our current directors and officers shall not vote any Class A Ordinary Shares that they purchase after the Company publicly announces its intention to engage in such proposed Business Combination for or against such proposed Business Combination; (v) not redeem any Class A Ordinary Shares owned by them in connection with shareholder approval of a proposed Business Combination; and (vi) not sell or tender any Ordinary Shares in the event the Company seeks to consummate a proposed Business Combination by engaging in a tender offer. Additionally, the New Sponsor agreed that it would not directly or indirectly, enter into any agreement or arrangement to, or actually sell or transfer any of the Acquired Securities, with such sale or transfer to occur prior to the closing of the Company’s initial Business Combination, subject to certain exceptions.

The New Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (but without deduction for any excise or similar tax that may be due or payable), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the New Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the New Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the New Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025 and 2024, the Company had $0 of cash and cash equivalents and working capital deficiency of $109,004 and $48,541, respectively.

The Company’s liquidity needs through December 31, 2025 had been satisfied through a payment from the Prior Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“founder shares”) (see Note 6), the Initial Public Offering and the sale of the Private Placement Units. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs, which was paid in full in connection with the consummation of the Initial Public Offering.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the New Sponsor may extend Working Capital Loans (defined in Note 6) as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of Company management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash in its operating account and no cash equivalents as of December 31, 2025 and 2024.

Cash Held in Trust Account

As of December 31, 2025 and 2024, the assets held in Trust Account, amounting to $258,796,563 and $0, respectively, were held in cash in a demand deposit account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Company evaluated the Public Warrants and Private Placement Warrants to be equity classified financial instruments.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the warrant instruments to be equity classified financial instruments that are initially measured at their relative fair values and do not require fair value remeasurement on a recurring basis.

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

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per redeemable Class A ordinary shares and income (loss) per non-redeemable Class A ordinary shares and Class B ordinary (“non-redeemable ordinary shares”) shares following the two-class method of income (loss) per ordinary shares. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and non-redeemable ordinary shares, the Company first considered the total income allocable to both classes of ordinary shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of ordinary shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the redeemable Class A ordinary shares and for the non-redeemable ordinary shares for the year ended December 31, 2025.

The Company has not considered the effect of the 12,649,993 Public Warrants or 341,500 Private Placement Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the year ended December 31, 2025:

For the Year Ended
December 31,
2025
Net income	$4,667,721
Less: Remeasurement of Class A redeemable shares to redemption value	(23,556,771)
Net loss including accretion of Class A redeemable shares to redemption value	$(18,889,050)

	For the Year Ended
	December 31, 2025
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	907,417	3,760,304

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(5,109,751)	(18,447,020)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	23,556,771
Total (loss) income based on ownership percentage	$(4,202,334)	$8,870,055

Weighted average shares outstanding	6,452,805	14,070,959
Basic and diluted net (loss) income per share	$(0.65)	$0.63

There were no redeemable Class A ordinary shares or non-redeemable Class A ordinary shares outstanding as of December 31, 2024. As such, net loss per ordinary share was calculated by dividing net loss into non-redeemable Class B ordinary shares.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Proceeds allocated to public warrants	(3,340,119)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,420,089)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	23,556,771
Class A ordinary shares subject to possible redemption at December 31, 2025	$258,796,563

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Warrants — As of December 31, 2025 and 2024, there were 12,991,493 Warrants outstanding, including 12,649,993 Public Warrants and 341,500 Private Placement Warrants, and no Warrants outstanding, respectively. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Prior Sponsor and BTIG purchased an aggregate 683,000 Private Placement Units, at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $6,830,000. Of the 683,000 Private Placement Units, the Prior Sponsor purchased 430,000 Private Placement Units and BTIG purchased 253,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Prior Sponsor, BTIG, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

On November 25, 2025, the Company, the Prior Sponsor and the New Sponsor entered into the Purchase Agreement, pursuant to which, the New Sponsor purchased 430,000 Private Placement Units from the Prior Sponsor. The New Sponsor has agreed not to directly or indirectly, enter into any agreement or arrangement to, or actually sell or transfer any Acquired Securities, with such sale or transfer to occur prior to the closing of the Company’s initial Business Combination.

Pursuant to the terms of the New Insider Letter, the New Sponsor, and our current directors and officers agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the proposed Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; (iv) vote any Founder Shares or other shares acquired by them in favor of the proposed Business Combination, except that the New Sponsor and our current directors and officers shall not vote any Class A Ordinary Shares that they purchase after the Company publicly announces its intention to engage in such proposed Business Combination for or against such proposed Business Combination; (v) not redeem any Class A Ordinary Shares owned by them in connection with shareholder approval of a proposed Business Combination; and (vi) not sell or tender any Ordinary Shares in the event the Company seeks to consummate a proposed Business Combination by engaging in a tender offer. Additionally, the New Sponsor agreed that it would not directly or indirectly, enter into any agreement or arrangement to, or actually sell or transfer any of the Acquired Securities, with such sale or transfer to occur prior to the closing of the Company’s initial Business Combination, subject to certain exceptions.

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment. As discussed in Note 1, the Company does not have any operations and the activities of the one reporting segment consist of its formation, the Initial Public Offering, and search for a suitable target to effect an initial business combination. The one reporting segment has not generated operating revenues to date.

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

	December 31,	December 31,
Assets:	2025	2024
Cash	$—	$—
Cash and marketable securities held in Trust Account	$258,796,563	$—
Total Assets	$258,910,967	$25,000

The CODM reviews cash to assess if the Company has sufficient resources available to discharge its current liabilities, and whether the Company can leverage its cash position with other liquid assets to do so or whether the Company may need to seek additional funding. The CODM also reviews cash and marketable securities held in Trust Account to ensure sufficient capital is available to complete a business combination or similar transaction within the business combination period.

		For the Period From
	For the Year	November 1, 2024
	Ended	(Inception) Through
	December 31,	December 31,
Net Income:	2025	2024
Net loss from operations	$(1,128,842)	$(48,541)
Income earned on cash and marketable securities held in Trust Account	$5,796,563	$—
Net income (loss)	$4,667,721	$(48,541)

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

Note 6 — Related Party Transactions

Founder Shares

On December 3, 2024, the Prior Sponsor made capital contributions of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Prior Sponsor. On June 9, 2025, the Company, through a share capitalization, issued the Prior Sponsor an additional 575,000 founder shares, resulting in the Prior Sponsor holding 6,325,000 founder shares in the aggregate. On November 25, 2025, New Sponsor purchased from the Prior Sponsor 6,325,000 founder shares pursuant to the Purchase Agreement.

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

Promissory Note — Related Party

The Prior Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) November 20, 2025, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of June 11, 2025, the date of the consummation of the Initial Public Offering, the Company had borrowed $242,397 under the Promissory Note. On June 11, 2025, the Company paid $283,472 to the Prior Sponsor, resulting in an overpayment of $41,075 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory Note was repaid in full in connection with the Initial Public Offering. The Promissory Note is no longer available as of December 31, 2025. Accordingly, as of December 31, 2025 and December 31, 2024, the Company had $0 and $1,505 outstanding under the Promissory Note, respectively.

Administrative Services Agreement

Commencing on June 11, 2025, the Company entered into an agreement with an affiliate of the Prior Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business

Combination or the liquidation, the Company will cease paying the $10,000 per month fee. The Company incurred administrative service fees of $54,398 for the year ended December 31, 2025. In connection with the Purchase Agreement, the administrative services agreement was terminated and the outstanding balance was settled through a distribution to the Prior Sponsor.

CEO Advisory Fee

On December 26, 2025, the Board of Directors of the Company approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters. The advisory fee is effective as of December 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company. For the year ended December 31, 2025, the Company incurred $15,000 of such advisory fees with $15,000 accrued and unpaid as of December 31, 2025.

Prior Sponsor Distribution

In connection with the Purchase Agreement on November 25, 2025, Prior Sponsor received a cash distribution of $188,273, equivalent to the remaining cash after payment of all outstanding liabilities of the Company as of the closing of the Purchase, including all liabilities to the Prior Sponsor through the closing of the Purchase. The cash distribution was paid from the cash and cash equivalents of the Company and excluded amounts held in the Trust Account.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the New Sponsor or an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

On January 26, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $500,000 to the New Sponsor. Pursuant to the terms of the Working Capital Note, the principal balance does not accrue interest, is payable on the earlier of the date on which we consummate an initial Business Combination or the date that the Company’s winding up is effective, and is convertible at the New Sponsor’s election upon the consummation of an initial Business Combination into units identical to the Private Placement Units at a price of $10.00 per unit (see Note 10).

Note 7 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, the escalating conflict in Iran, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing conflicts in Ukraine, the Middle East and Southwest Asia and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning the commencement of sales of the Initial Public Offering. In addition, BTIG may participate in a “piggy-back” registration only during the seven-year period beginning the commencement of sales of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 units to cover over-allotments, if any. On June 11, 2025, the underwriters fully exercised their over-allotment option.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Units offered in the Initial Public Offering, or $5,060,000 in the aggregate. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,855,000 in the aggregate, payable to BTIG to be deposited in the Trust Account and released to BTIG only upon the completion of an initial Business Combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Unit sold in the Initial Public Offering will be paid to BTIG in cash upon the closing of the initial Business Combination and (ii) $0.05 per Unit sold in the Initial Public Offering will be payable to BTIG in cash (the “Allocable Amount”), provided that the Company and the Sponsor have the right, in the Company’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial Business Combination.

In connection with the Purchase Agreement, the Company and BTIG entered into Amendment No. 1 to the underwriting agreement, dated November 25, 2025, terminating all of BTIG’s rights of first refusal to act as capital markets advisor, placement agent, or book-running lead manager for future Company financings. The amendment expressly preserved all rights relating to the deferred underwriting commissions under the underwriting agreement in full force and effect.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 485,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were 683,000 and no shares of Class A ordinary shares issued and outstanding, respectively, excluding 25,300,000 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On December 3, 2024, the Sponsor had initially purchased 5,750,000 Class B ordinary shares for $25,000, or $0.0004 per share. On June 9, 2025, the Company issued an additional 575,000 Class B ordinary shares to the Sponsor through a share capitalization for no additional consideration, resulting in 6,325,000 Class B ordinary shares issued and outstanding. Accordingly, as of December 31, 2025 and 2024, there were 6,325,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 9 – Fair Value Measurements

Recurring Fair Value Measurements

At December 31, 2025, the Company’s cash and marketable securities held in the Trust Account were valued at $258,796,563. The cash and marketable securities held in the Trust Account are recorded on the balance sheet at fair value and are subject to remeasurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of December 31, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. As of December 31, 2025, the Company’s cash and marketable securities held in the Trust Account are held in a demand deposit account carried at cost, and its carrying mount approximates its fair value as it is short-term in nature and payable on demand. Cash held in the Trust Account is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2025
Assets:
Cash held in Trust Account	$258,796,563	$—	$—

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

The fair value of the Public Warrants as of June 11, 2025, was $3,340,119, or $0.26 per Public Warrant. The fair value of Public Warrants was determined using a Black-Scholes Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Warrants are classified as Level 3 fair value measurements. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

June 11, 2025
Implied ordinary share price	$9.87
Exercise price	$11.50
Simulation term (years)	6.50
Risk-free rate	4.16%
Selected volatility	2.70%
Calculated value per warrant	$0.26
Market adjustment	23.53%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement, other than those disclosed below.

On January 26, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $500,000 to the New Sponsor. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial business combination or the date that the winding up of the Company is effective; and is convertible at the New Sponsor’s election upon the consummation of the Company’s initial business combination. Should the New Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s initial public offering (each, a “New Unit”), rounded down to the nearest whole number.