Form 10-Q
period 2026-03-31
Blue Water Acquisition Corp. III
filed 2026-05-15
CIK 2050501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number 001-42692

Blue Water Acquisition Corp. III

(Exact name of registrant as specified in its charter)

Cayman Islands	33-2301550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1012 Springfield Avenue Mountainside, New Jersey	07092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 489-2110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	BLUWU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	BLUW	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	BLUWW	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 15, 2026, there were 25,983,000 Class A ordinary shares and 6,325,000 Class B ordinary shares of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
	Condensed Statements of Operations for the three months ended March 31, 2026 and 2025 (Unaudited)	2
	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2026 and 2025 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	29
Item 4.	Mine Safety Disclosures.	30
Item 5.	Other Information.	30
Item 6.	Exhibits.	30

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current Assets:
Cash	$420,414	—
Prepaid expenses – current	75,400	81,145
Total Current Assets	495,814	81,145
Non-current Assets:
Cash and marketable securities held in Trust Account	261,075,080	258,796,563
Prepaid expenses – non-current	14,667	33,259
Total Non-current Assets	261,089,747	258,829,822
TOTAL ASSETS	$261,585,561	$258,910,967

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$28,770	$71,184
Advisory fee payable – related party	15,000	15,000
Accrued expenses	145,645	103,965
Due to related party	250,371	—
Total Current Liabilities	439,786	190,149
Non-current Liabilities:
Working capital note – related party	500,000	—
Deferred underwriter fee liability	8,855,000	8,855,000
Total Non-current Liabilities	9,355,000	8,855,000
TOTAL LIABILITIES	9,794,786	9,045,149

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption; 25,300,000 shares issued and outstanding subject to possible redemption, at redemption value, as of March 31, 2026 and December 31, 2025	261,075,080	258,796,563

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 683,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	68	68
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	633	633
Additional paid-in capital	—	—
Accumulated deficit	(9,285,006)	(8,931,446)
Total Shareholders’ Deficit	(9,284,305)	(8,930,745)
TOTAL LIABILITIES, ORDINARY SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$261,585,561	$258,910,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operating expenses:
Formation, general and administrative expenses	$52,487	$75,822
Legal and accounting expenses	261,698	—
Listing fees	20,783	—
Insurance expense	18,592	—
Total operating expenses	353,560	75,822
Loss from operations	(353,560)	(75,822)

Other income:
Income earned on cash and marketable securities held in Trust Account	2,278,517	—
Other income	2,278,517	—
Net income (loss)	$1,924,957	$(75,822)

Weighted average shares outstanding of redeemable Class A ordinary shares	25,300,000	—

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.08	$—

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	7,008,000	5,000,000

Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A ordinary shares
	subject to possible		Class A ordinary		Class B ordinary		Additional		Total
	redemption		shares		shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	25,300,000	$258,796,563	683,000	$68	6,325,000	$633	$—	$(8,931,446)	$(8,930,745)
Remeasurement of Class A ordinary shares subject to possible redemption	—	2,278,517	—	—	—	—	—	(2,278,517)	(2,278,517)
Net income	—	—	—	—	—	—	—	1,924,957	1,924,957
Balance – March 31, 2026	25,300,000	$261,075,080	683,000	$68	6,325,000	$633	$—	$(9,285,006)	$(9,284,305)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A ordinary shares
	subject to possible		Class A ordinary		Class B ordinary		Additional		Total
	redemption		shares		shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	—	$—	5,750,000	$575	$24,425	$(48,541)	$(23,541)
Net loss	—	—	—	—	—	—	—	(75,822)	(75,822)
Balance – March 31, 2025	—	$—	—	$—	5,750,000	$575	$24,425	$(124,363)	$(99,363)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,924,957	$(75,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor under promissory note – related party	—	67,465
Income earned on cash and marketable securities held in Trust Account	(2,278,517)	—
Changes in operating assets and liabilities:
Prepaid expenses	24,337	—
Accounts payable	(42,414)	23,357
Accrued expenses	41,680	(15,000)
Due to related party	250,371	—
Net cash used in operating activities	(79,586)	—

Cash Flows from Financing Activities:
Proceeds from working capital note – related party	500,000	—
Net cash provided by financing activities	500,000	—

Net Change in Cash	420,414	—
Cash – Beginning of period	—	—
Cash – End of period	$420,414	$—

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,278,517	$—
Deferred offering costs paid by Sponsor under promissory note – related party	$—	$61,380
Prepaid expenses paid by Sponsor under promissory note – related party	$—	$5,833
Deferred offering costs included in accrued offering costs	$—	$65,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through March 31, 2026 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), as discussed in Note 3, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On June 11, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Public Units” and, with respect to the Class A ordinary shares included in the Public Units, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Public Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”).

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

Following the closing of the Initial Public Offering, on June 11, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units and the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

On July 28, 2025, the Company announced that, on or about July 31, 2025, the holders of the Company’s Public Units may elect to separately trade the Class A ordinary shares and warrants included in the Public Units.

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

As a condition to consummation of the Purchase, all of the then-existing members of the board of directors (the “Prior Board”) and all then-existing officers of the Company resigned, and the New Sponsor designated (i) a new board of directors, which was elected immediately prior to the closing of the Purchase by the Prior Sponsor as the then-sole holder of the Class B Ordinary Shares in accordance with the terms of the Company’s amended and restated memorandum and articles of association, and (ii) a new management team, which was appointed immediately prior to the closing of the Purchase by the Prior Board, effective as of the closing of the Purchase. Except as otherwise specified or where the context requires otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “the board of directors” (the “Board”), “our directors,” “our officers,” or “management” shall refer to the board of directors, officers, and management team designated by the New Sponsor and serving following the closing of the Purchase, and all references to the “Sponsor” refer to the “New Sponsor.”

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

Pursuant to the terms of the New Insider Letter, the New Sponsor, and our current directors and officers agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with the completion of the proposed Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; (iv) vote any Founder Shares or other shares acquired by them in favor of the proposed Business Combination, except that the New Sponsor and our current directors and officers shall not vote any Class A Ordinary Shares that they purchase after the Company publicly announces its intention to engage in such proposed Business Combination for or against such proposed Business Combination; (v) not redeem any Class A Ordinary Shares owned by them in connection with shareholder approval of a proposed Business Combination; and (vi) not sell or tender any Ordinary Shares in the event the Company seeks to consummate a proposed Business Combination by engaging in a tender offer. Additionally, the New Sponsor agreed that it would not directly or indirectly, enter into any agreement or arrangement to, or actually sell or transfer any of the Acquired Securities, with such sale or transfer to occur prior to the closing of the Company’s initial Business Combination, subject to certain exceptions.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026 and December 31, 2025, the Company had $420,414 and $0 of cash and cash equivalents, and a working capital (deficit) of $56,028 and $(109,004), respectively.

The Company’s liquidity needs through March 31, 2026 had been satisfied through a payment from the Prior Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Founder Shares”) (see Note 6), the Initial Public Offering and the sale of the Private Placement Units. The Company drew on an unsecured promissory note to pay certain offering costs, which was paid in full in connection with the consummation of the Initial Public Offering (see Note 6). Additionally, the Company drew on a convertible unsecured promissory note for working capital needs (see Note 6).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although the New Sponsor may extend Working Capital Loans (defined in Note 6) as needed, the Company cannot ensure that its plans to raise additional funds or to consummate an initial Business Combination will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 14, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $420,414 and no cash in its operating account and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in Trust Account, amounting to $261,075,080 and $258,796,563, respectively, were held in cash in a demand deposit account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Company evaluated the Public Warrants and Private Placement Warrants to be equity classified financial instruments.

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

Net income (loss) per ordinary share

The Company has two classes of shares, non-redeemable Class A ordinary shares and Class B ordinary shares and redeemable Class A ordinary shares. Non-redeemable Class A ordinary shares are the Class A ordinary shares underlying the Private Placement Units sold in the private placement and do not have redemption rights to the amounts held in the Trust Account. Class B ordinary shares are the Founder Shares which do not have redemption rights on the amounts held in the Trust Account. Redeemable Class A ordinary shares are the Class A ordinary shares underlying the Public Units issued at the Initial Public Offering and have redemption rights to the amounts held in the Trust Account.

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable Class A ordinary shares and income (loss) per non-redeemable Class A ordinary shares and Class B ordinary (“non-redeemable ordinary shares”) shares following the two-class method of income (loss) per ordinary shares. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and non-redeemable ordinary shares, the Company first considered the total income allocable to both classes of ordinary shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, income earned on marketable securities and cash held in Trust Account is economically attributable to redeemable Class A ordinary shares. As such, any remeasurement of the redeemable Class A ordinary shares as a result of income earned on marketable securities and cash held in Trust Account was treated as dividends paid to the public shareholders and is reflected as an adjustment through accretion applicable to remeasurement of Class A redeemable shares to redemption value. Subsequent to calculating the total income (loss) allocable to both classes of ordinary shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the redeemable Class A ordinary shares and for the non-redeemable ordinary shares for the three months ended March 31, 2026.

The Company has not considered the effect of the 12,649,993 Public Warrants or 341,500 Private Placement Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three months ended March 31, 2026:

For the Three Months Ended
March 31,
2026
Net income	$1,924,957
Less: Remeasurement of Class A redeemable shares to redemption value	(2,278,517)
Net loss including accretion of Class A redeemable shares to redemption value	$(353,560)

	For the Three Months Ended
	March 31, 2026
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	$417,547	$1,507,410

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(494,238)	(1,784,279)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	2,278,517
Total (loss) income based on ownership percentage	$(76,691)	$2,001,648

Weighted average shares outstanding	7,008,000	25,300,000
Basic and diluted net (loss) income per share	$(0.01)	$0.08

There were no redeemable Class A ordinary shares or non-redeemable Class A ordinary shares outstanding as of March 31, 2025. As such, net loss per ordinary share was calculated by dividing net loss into non-redeemable Class B ordinary shares.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Proceeds allocated to public warrants	(3,340,119)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,420,089)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	23,556,771
Class A ordinary shares subject to possible redemption at December 31, 2025	258,796,563
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,278,517
Class A ordinary shares subject to possible redemption at March 31, 2026	$261,075,080

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statements.

In April 2026, the FASB issued Accounting Standards Update 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified preferred Stock”, which provides authoritative guidance on how an issuer should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal year reporting periods. Early adoption is permitted in an interim or fiscal year reporting period in which financial statements have not yet been issued or made available for issuance. The Company does not believe ASU 2026-01 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event the Company issues preference shares.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on June 11, 2025, the Company sold 25,300,000 Public Units at a purchase price of $10.00 per unit, which includes the full exercise of the underwriters’ over-allotment option in the amount of 3,300,000 Public Units. Each Public Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable at the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of March 31, 2026 and December 31, 2025, there were 12,991,493 Warrants outstanding, including 12,649,993 Public Warrants and 341,500 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets and net income (loss), which include the following:

	March 31,	December 31,
Assets:	2026	2025
Cash	$420,414	$—
Cash and marketable securities held in Trust Account	$261,075,080	$258,796,563
Total Assets	$261,585,561	$258,910,967

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

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
Net Income (Loss):	2026	2025
Net loss from operations	$(353,560)	$(75,822)
Income earned on cash and marketable securities held in Trust Account	$2,278,517	$—
Net income (loss)	$1,924,957	$(75,822)

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

Promissory Note — Related Party

The Prior Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) November 20, 2025, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of June 11, 2025, the date of the consummation of the Initial Public Offering, the Company had borrowed $242,397 under the Promissory Note. On June 11, 2025, the Company paid $283,472 to the Prior Sponsor, resulting in an overpayment of $41,075 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory Note was repaid in full in connection with the Initial Public Offering. The Promissory Note is no longer available as of December 31, 2025. Accordingly, as of March 31, 2026 and December 31, 2025, the Company had no amounts outstanding under the Promissory Note, respectively, and the Promissory Note is no longer available for draw down.

Administrative Services Agreement

Commencing on June 11, 2025, the Company entered into an agreement with an affiliate of the Prior Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. The Company did not incur administrative service fees for the three months ended March 31, 2026 and 2025. In connection with the Purchase Agreement, the administrative services agreement was terminated and the outstanding balance, which totaled $25,683 as of November 25, 2025, the date of termination, was settled through a distribution to the Prior Sponsor.

CEO Advisory Fee

On December 26, 2025, the Board of Directors of the Company approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters. The advisory fee is effective as of December 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company. For the three months ended March 31, 2026, the Company incurred $45,000 of such advisory fees with $15,000 accrued and unpaid as of March 31, 2026. For the year ended December 31, 2025, the Company incurred $15,000 of such advisory fees with $15,000 accrued and unpaid as of December 31, 2025.

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

Due to Related Party

Prior to the drawdown of the Working Capital Note on March 23, 2026, YA II PN, Ltd., an affiliate of the Sponsor (the “Affiliate”), paid for certain expenses on behalf of the Company, amounting to $250,371 in the aggregate, as of March 31, 2026. The amount due to the Affiliate is not a drawdown on the Working Capital Loan, it is non-interest bearing, and is due on demand.

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

On January 26, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $500,000 to the New Sponsor. Pursuant to the terms of the Working Capital Note, the principal balance does not accrue interest, is payable on the earlier of the date on which we consummate an initial Business Combination or the date that the Company’s winding up is effective, and is convertible at the New Sponsor’s election upon the consummation of an initial Business Combination into units identical to the Private Placement Units at a price of $10.00 per unit. On March 23, 2026, the Company drew

$500,000 under the Working Capital Note. As such, as of March 31, 2026, there was $500,000 outstanding under the Working Capital Note.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Public Units to cover over-allotments, if any. On June 11, 2025, the underwriters fully exercised their over-allotment option.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Public Units offered in the Initial Public Offering, or $5,060,000 in the aggregate. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,855,000 in the aggregate, payable to BTIG to be deposited in the Trust Account and released to BTIG only upon the completion of an initial Business Combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Unit sold in the Initial Public Offering will be paid to BTIG in cash upon the closing of the initial Business Combination and (ii) $0.05 per Unit sold in the Initial Public Offering will be payable to BTIG in cash (the “Allocable Amount”), provided that the Company and the Sponsor have the right, in the Company’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial Business Combination.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 485,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 683,000 shares of Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On December 3, 2024, the Sponsor had initially purchased 5,750,000 Class B ordinary shares for $25,000, or $0.0004 per share. On June 9, 2025, the Company issued an additional 575,000 Class B ordinary shares to the Sponsor through a share capitalization for no additional consideration, resulting in 6,325,000 Class B ordinary shares issued and outstanding. Accordingly, as of March 31, 2026 and December 31, 2025, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

Note 9 – Fair Value Measurements

Recurring Fair Value Measurements

At March 31, 2026 and December 31, 2025, the Company’s cash and marketable securities held in the Trust Account were valued at $261,075,080 and $258,796,563, respectively. The cash and marketable securities held in the Trust Account are recorded on the unaudited condensed balance sheets at fair value and are subject to remeasurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of March 31, 2026 and December 31, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. As of March 31, 2026 and December 31, 2025, the Company’s cash and marketable securities held in the Trust Account are held in a demand deposit account carried at cost, and its carrying amount approximates its fair value as it is short-term in nature and payable on demand. Cash held in the Trust Account is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026
Assets:
Cash held in Trust Account	$261,075,080	$—	$—
As of December 31, 2025
Assets:
Cash held in Trust Account	$258,796,563	$—	$—

Non-recurring Fair Value Measurements

The Company performed a non-recurring fair value measurement on the Public Warrants on date of the consummation of the Initial Public Offering to determine the allocation of the proceeds from the Public Units issued in the Initial Public Offering between the Class A ordinary shares and the Public Warrants. The Company applied the residual allocation method, first by assigning the value of the Warrants and then deriving the value of the Class A ordinary shares from the $10.00 Unit price.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this Quarterly Report to (i) the “Company,” “us,” or “we” are to Blue Water Acquisition Corp. III, a Cayman Islands exempted company; (ii) “Founder Shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to Blue Water Acquisition III LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on November 1, 2024, as a Cayman Islands exempted company with no material operations of our own. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We may pursue an initial Business Combination in any business or industry, but we expect to focus on biotechnology, healthcare and technology companies. Our units include shares of a Cayman Islands blank check company, not shares of any operating entities with whom we may ultimately combine.

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through March 31, 2026, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On June 11, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Public Units” and, with respect to the Class A ordinary shares included in the Public Units, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Public Units, at $10.00 per unit, generating gross proceeds of $253,000,000. Each Public Unit consists of one Class A ordinary share (each, a “Class A Ordinary Share” and together with the Class B Ordinary Shares, the “Ordinary Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”).

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

Following the closing of the Initial Public Offering, on June 11, 2025, an amount of $253,000,000 ($10.00 per unit) from the net proceeds of the sale of the Public Units and the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

As a condition to consummation of the Purchase, all of the then-existing members of the board of directors (the “Prior Board”) and all then-existing officers of the Company resigned, and the New Sponsor designated (i) a new board of directors, which was elected immediately prior to the closing of the Purchase by the Prior Sponsor as the then-sole holder of the Class B Ordinary Shares in accordance with the terms of the Company’s amended and restated memorandum and articles of association, and (ii) a new management team, which was appointed immediately prior to the closing of the Purchase by the Prior Board, effective as of the closing of the Purchase. Except as otherwise specified or where the context requires otherwise, references in this Quarterly Report to “the board of directors” (the “Board”), “our directors,” “our officers,” or “management” shall refer to the board of directors, officers, and management team designated by the New Sponsor and serving following the closing of the Purchase, and all references to the “Sponsor” refer to the “New Sponsor.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 1, 2024 (inception) through March 31, 2026 relate to organizational activities, our Initial Public Offering, and, subsequent to the Initial Public Offering, our pursuit of an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have and will continue to generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we expect our expenses to increase substantially after identifying a target for our initial business combination.

For the three months ended March 31, 2026, we had net income of $1,924,957, which consisted of $2,278,517 of income earned on cash and marketable securities held in the Trust Account, offset by $52,487 of formation, general and administrative expenses, $261,698 of legal and accounting expenses, $20,783 of listing fees, and $18,592 of insurance expense.

For the three months ended March 31, 2025, we had net loss of $75,822 consisting of $75,822 of formation, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had $420,414 and no cash, respectively, no cash equivalents, and a working capital (deficit) of $56,028 and $(109,004), respectively.

For the three months ended March 31, 2026, net cash used in operating activities was $79,586. Net income of $1,924,957 was increased by a $273,974 increase in operating assets and liabilities, offset by $2,278,517 of interest income on the trust account.

For the three months ended March 31, 2025, net cash used in operating activities was $0. Net loss of $75,822 was increased by $67,465 formation, general and administrative costs paid by the Sponsor under the promissory note – related party, and an $8,357 increase in operating assets and liabilities.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extending Working Capital Loans (defined in Note 6) as needed. The Company cannot ensure that its plans to consummate an initial Business Combination will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Following the closing of the Initial Public Offering, on June 11, 2025, an amount of $253,000,000 ($10.00 per unit) from the net proceeds of the sale of the Public Units and the Private Placement Units, was placed in the trust account, with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially to be held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the trust account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our Public Shares if we are unable to complete the initial business combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of our Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

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

As of March 31, 2026 and December 31, 2025, we have $420,414 and no cash held outside of the trust account generated from the proceeds of the Initial Public Offering, respectively. We will seek funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have not conducted any operations to date.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2026 or December 31, 2025.

Pursuant to the underwriting agreement for our Initial Public Offering, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the trust account, or $8,855,000 in the aggregate, payable to BTIG, LLC to be deposited in the trust account and released to BTIG, LLC only upon the completion of an initial business combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Public Unit sold in the Initial Public Offering will be paid to BTIG, LLC in cash upon the closing of the initial business combination and (ii) $0.05 per Public Unit sold in the Initial Public Offering will be payable to BTIG, LLC in cash, provided that the Company and the Sponsor have the right, in the Company and the Sponsor’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial business combination.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Public Units to cover over-allotments which was exercised in full on the date of the Initial Public Offering. The underwriters were entitled to cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $5,060,000 in the aggregate, which was paid to the underwriters upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the trust account, or $8,855,000 in the aggregate, payable to BTIG, LLC to be deposited in the trust account and released to BTIG, LLC only upon the completion of an initial business combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Public Unit sold in the Initial Public Offering will be paid to BTIG, LLC in cash upon the closing of the initial business combination and (ii) $0.05 per Public Unit sold in the Initial Public Offering will be payable to BTIG, LLC in cash, provided that the Company and the Sponsor have the right, in the Company and the Sponsor’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial business combination.

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

Promissory Note — Related Party

The Prior Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) November 20, 2025, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of June 11, 2025, the date of the consummation of the Initial Public Offering, the Company had borrowed $242,397 under the Promissory Note. On June 11, 2025, the Company paid $283,472 to the Prior Sponsor, resulting in an overpayment of $41,075 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory Note was repaid in full in connection with the Initial Public Offering. The Promissory Note is no longer available as of December 31, 2025. Accordingly, as of March 31, 2026 and December 31, 2025, the Company had no amounts outstanding under the Promissory Note, respectively, and the Promissory Note is no longer available for draw down.

Administrative Services Agreement

Commencing on June 11, 2025, the Company entered into an agreement with an affiliate of the Prior Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. The Company did not incur administrative service fees for the three months ended March 31, 2026 and 2025. In connection with the Purchase Agreement, the administrative services agreement was terminated and the outstanding balance, which totaled $25,683 as of November 25, 2025, the date of termination, was settled through a distribution to the Prior Sponsor.

CEO Advisory Fee

On December 26, 2025, the Board of Directors of the Company approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters. The advisory fee is effective as of December 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company. For the three months ended March 31, 2026, the Company incurred $45,000 of such advisory fees with $15,000 accrued and unpaid as of March 31, 2026. For the year ended December 31, 2025, the Company incurred $15,000 of such advisory fees with $15,000 accrued and unpaid as of December 31, 2025.

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

Due to Related Party

Prior to the drawdown of the Working Capital Note on March 23, 2026, YA II PN, Ltd., an affiliate of the Sponsor (the “Affiliate”), paid for certain expenses on behalf of the Company, amounting to $250,371 in the aggregate, as of March 31, 2026. The amount due to the Affiliate is not a drawdown on the Working Capital Loan, it is non-interest bearing, and is due on demand.

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

On January 26, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $500,000 to the New Sponsor. Pursuant to the terms of the Working Capital Note, the principal balance does not accrue interest, is payable on the earlier of the date on which we consummate an initial Business Combination or the date that the Company’s winding up is effective, and is convertible at the New Sponsor’s election upon the consummation of an initial Business Combination into units identical to the Private Placement Units at a price of $10.00 per unit. On March 23, 2026, the Company drew $500,000 under the Working Capital Note. As such, as of March 31, 2026, there was $500,000 outstanding under the Working Capital Note.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2026.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies of the Notes to the Unaudited Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026 as a result of the material weakness described below.

As of March 31, 2026, we have a material weakness in our internal controls over financial reporting due to a lack of properly designed, implemented, and effectively operating controls. Management, with oversight from the Board of Directors and the audit committee of the Board of Directors, will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We will also enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 14, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except with respect to certain registration rights and transfer restrictions, as described in the registration statement relating to the Company’s Initial Public Offering. Additionally, such holders agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. The holders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units and the underlying securities.

The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering.

Use of Proceeds from our Initial Public Offering

On June 11, 2025, we consummated our Initial Public Offering of 25,300,000 Public Units, which included 3,300,000 Public Units issued pursuant to the exercise in full by the underwriters of its over-allotment option, which option was granted to the underwriters under the underwriting agreement for our Initial Public Offering. The Public Units were sold at a price of $10.00 per unit, and our Initial Public Offering generated gross proceeds of $253,000,000. The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-285075). The SEC declared the registration statement effective on June 9, 2025.

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

Through June 11, 2025, the date we consummated our Initial Public Offering, we incurred $505,089 for other costs and expenses related to our Initial Public Offering

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended March 31, 2026

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Water Acquisition Corp. III

May 15, 2026	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Chief Executive Officer (Principal Executive Officer)

May 15, 2026	By:	/s/ Troy Rillo
	Name:	Troy Rillo
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)