Form 10-Q
period 2026-06-30
Blue Water Acquisition Corp. III
filed 2026-08-12
CIK 2050501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 12, 2026, there were 25,983,000 Class A ordinary shares and 6,325,000 Class B ordinary shares of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
	Condensed Statements of Operations for the three and six months ended June 30, 2026 and 2025 (Unaudited)	2
	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2026 and 2025 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32
Item 3.	Defaults Upon Senior Securities.	33
Item 4.	Mine Safety Disclosures.	33
Item 5.	Other Information.	33
Item 6.	Exhibits.	34

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current Assets:
Cash	$32,560	$—
Prepaid expenses – current	88,819	81,145
Total Current Assets	121,379	81,145
Non-current Assets:
Cash and marketable securities held in Trust Account	263,371,187	258,796,563
Prepaid expenses – non-current	—	33,259
Total Non-current Assets	263,371,187	258,829,822
TOTAL ASSETS	$263,492,566	$258,910,967

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$68,514	$71,184
Advisory fee payable – related party	15,000	15,000
Accrued expenses	156,473	103,965
Due to related party	8,646	—
Working capital note – related party	500,000	—
Total Current Liabilities	748,633	190,149
Non-current Liabilities:
Deferred underwriter fee liability	8,855,000	8,855,000
Total Non-current Liabilities	8,855,000	8,855,000
TOTAL LIABILITIES	9,603,633	9,045,149

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption; 25,300,000 shares issued and outstanding subject to possible redemption, at redemption value, as of June 30, 2026 and December 31, 2025	263,371,187	258,796,563

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 683,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	68	68
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	633	633
Additional paid-in capital	—	—
Accumulated deficit	(9,482,955)	(8,931,446)
Total Shareholders’ Deficit	(9,482,254)	(8,930,745)
TOTAL LIABILITIES, ORDINARY SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$263,492,566	$258,910,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Formation, general and administrative expenses	$37,837	$89,301	$90,324	$165,123
Legal and accounting expenses	120,064	12,723	381,762	12,723
Listing fees	21,250	—	42,033	—
Administrative services fee – related party	—	6,333	—	6,333
Insurance expense	18,798	4,132	37,390	4,132
Total operating expenses	197,949	112,489	551,509	188,311
Loss from operations	(197,949)	(112,489)	(551,509)	(188,311)

Other income:
Income earned on cash and marketable securities held in Trust Account	2,296,107	556,881	4,574,624	556,881
Other income	2,296,107	556,881	4,574,624	556,881
Net income	$2,098,158	$444,392	$4,023,115	$368,570

Weighted average shares outstanding of redeemable Class A ordinary shares	25,300,000	5,282,418	25,300,000	2,655,801

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.08	$0.83	$0.16	$1.64

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	7,008,000	6,025,297	7,008,000	5,888,409

Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.01)	$(0.65)	$(0.02)	$(0.68)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Class A ordinary shares
	subject to possible		Class A ordinary		Class B ordinary		Additional		Total
	redemption		shares		shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	25,300,000	$258,796,563	683,000	$68	6,325,000	$633	$—	$(8,931,446)	$(8,930,745)
Remeasurement of Class A ordinary shares subject to possible redemption	—	2,278,517	—	—	—	—	—	(2,278,517)	(2,278,517)
Net income	—	—	—	—	—	—	—	1,924,957	1,924,957
Balance – March 31, 2026	25,300,000	$261,075,080	683,000	$68	6,325,000	$633	$—	$(9,285,006)	$(9,284,305)
Remeasurement of Class A ordinary shares subject to possible redemption	—	2,296,107	—	—	—	—	—	(2,296,107)	(2,296,107)
Net income	—	—	—	—	—	—	—	2,098,158	2,098,158
Balance – June 30, 2026	25,300,000	$263,371,187	683,000	$68	6,325,000	$633	$—	$(9,482,955)	(9,482,254)

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Class A ordinary shares
	subject to possible		Class A ordinary		Class B ordinary		Additional		Total
	redemption		shares		shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	—	$—	5,750,000	$575	$24,425	$(48,541)	$(23,541)
Net loss	—	—	—	—	—	—	—	(75,822)	(75,822)
Balance – March 31, 2025	—	$—	—	$—	5,750,000	$575	$24,425	$(124,363)	$(99,363)
Share recapitalization	—	—	—	—	575,000	58	(58)	—	—
Issuance of Class A ordinary shares in IPO	25,300,000	235,239,792	—	—	—	—	3,340,119	—	3,340,119
Sale of private placement units	—	—	683,000	68	—	—	6,829,932	—	6,830,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	18,317,089	—	—	—	—	(10,194,418)	(8,122,671)	(18,317,089)
Net income	—	—	—	—	—	—	—	444,392	444,392
Balance – June 30, 2025	25,300,000	$253,556,881	683,000	$68	6,325,000	$633	$—	$(7,802,642)	$(7,801,941)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,023,115	$368,570
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor under promissory note – related party	—	101,708
Income earned on cash and marketable securities held in Trust Account	(4,574,624)	(556,881)
Changes in operating assets and liabilities:
Prepaid expenses	25,585	(8,267)
Accounts payable	(2,670)	2,896
Accrued expenses	52,508	(10,748)
Administrative support fee - related party	—	6,333
Due to related party	8,646	8,905
Net cash used in operating activities	(467,440)	(87,484)

Cash Flows from Investing Activities:
Investment in Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from working capital note – related party	500,000	—
Proceeds from issuance of Class A ordinary shares	—	253,000,000
Proceeds from sale of private placement units	—	6,830,000
Payment of underwriting fees and reimbursements	—	(5,135,000)
Payment of promissory note – related party	—	(242,397)
Due from related party, net	—	(28,715)
Payment of deferred offering costs	—	(296,738)
Net cash provided by financing activities	500,000	254,127,150

Net Change in Cash	32,560	1,039,666
Cash – Beginning of period	—	—
Cash – End of period	$32,560	$1,039,666

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$4,574,624	$18,317,089
Deferred offering costs included in accrued offering costs	$—	$93,450
Prepaid expenses paid by Sponsor under promissory note – related party	$—	$5,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 1 — Organization and Business Operations

Blue Water Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 1, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through June 30, 2026 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), as discussed in Note 3, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As a condition to consummation of the Purchase, all of the then-existing members of the board of directors (the “Prior Board”) and all then-existing officers of the Company resigned, and the New Sponsor designated (i) a new board of directors, which was elected immediately prior to the closing of the Purchase by the Prior Sponsor as the then-sole holder of the Class B Ordinary Shares in accordance with the terms of the Company’s amended and restated memorandum and articles of association, and (ii) a new management team, which was appointed immediately prior to the closing of the Purchase by the Prior Board, effective as of the closing of the Purchase. Except as otherwise specified or where the context requires otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “the board of directors” (the “Board”), “our directors,” “our officers,” or “management” shall refer to the board of directors, officers, and management team designated by the New Sponsor and serving following the closing of the Purchase.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026 and December 31, 2025, the Company had $32,560 and $0 of cash and cash equivalents, and a working capital deficit of $627,254 and $109,004, respectively.

The Company’s liquidity needs through June 30, 2026 had been satisfied through a payment from the Prior Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Founder Shares”) (see Note 6), the Initial Public Offering and the sale of the Private Placement Units. The Company drew on an unsecured promissory note to pay certain offering costs, which was paid in full in connection with the consummation of the Initial Public Offering (see Note 6). Additionally, the Company drew on a convertible unsecured promissory note for working capital needs (see Note 6).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 14, 2026. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $32,560 and no cash in its operating account and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in Trust Account, amounting to $263,371,187 and $258,796,563, respectively, were held in cash in a demand deposit account.

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

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable Class A ordinary shares and income (loss) per non-redeemable Class A ordinary shares and Class B ordinary (“non-redeemable ordinary shares”) shares following the two-class method of income (loss) per ordinary shares. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and non-redeemable ordinary shares, the Company first considered the total income allocable to both classes of ordinary shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, income earned on marketable securities and cash held in Trust Account is economically attributable to redeemable Class A ordinary shares. As such, any remeasurement of the redeemable Class A ordinary shares as a result of income earned on marketable securities and cash held in Trust Account was treated as dividends paid to the public shareholders and is reflected as an adjustment through accretion applicable to remeasurement of Class A redeemable shares to redemption value. Subsequent to calculating the total income (loss) allocable to both classes of ordinary shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the redeemable Class A ordinary shares and for the non-redeemable ordinary shares for the three and six months ended June 30, 2026 and 2025.

The Company has not considered the effect of the 12,649,993 Public Warrants or 341,500 Private Placement Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three months ended June 30, 2026:

For the Three Months Ended
June 30,
2026
Net income	$2,098,158
Less: Remeasurement of Class A redeemable shares to redemption value	(2,296,107)
Net loss including accretion of Class A redeemable shares to redemption value	$(197,949)

	For the Three Months Ended
	June 30, 2026
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	$455,116	$1,643,042

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(498,054)	(1,798,053)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	2,296,107
Total (loss) income based on ownership percentage	$(42,938)	$2,141,096

Weighted average shares outstanding	7,008,000	25,300,000
Basic and diluted net (loss) income per share	$(0.01)	$0.08

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the six months ended June 30, 2026:

For the Six Months Ended
June 30,
2026
Net income	$4,023,115
Less: Remeasurement of Class A redeemable shares to redemption value	(4,574,624)
Net loss including accretion of Class A redeemable shares to redemption value	$(551,509)

	For the Six Months Ended
	June 30, 2026
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	$872,663	$3,150,452

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(992,292)	(3,582,332)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	4,574,624
Total (loss) income based on ownership percentage	$(119,629)	$4,142,744

Weighted average shares outstanding	7,008,000	25,300,000
Basic and diluted net (loss) income per share	$(0.02)	$0.16

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three months ended June 30, 2025:

For the Three Months Ended
June 30,
2025
Net income	$444,392
Less: Remeasurement of Class A redeemable shares to redemption value	(18,317,089)
Net loss including accretion of Class A redeemable shares to redemption value	$(17,872,697)

	For the Three Months Ended
	June 30, 2025
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class(1)	$50,134	$394,258

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(3,973,200)	(14,343,889)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	18,317,089
Total (loss) income based on ownership percentage	$(3,923,066)	$4,367,458

Weighted average shares outstanding	6,025,297	5,282,418
Basic and diluted net (loss) income per share	$(0.65)	$0.83
(1)	Net income allocated by class was calculated by allocating net loss for the period from April 1, 2025 to June 11, 2025, the date the Company consummated the Initial Public Offering, to non-redeemable Class A and Class B ordinary shares, as only non-redeemable Class B ordinary shares were issued and outstanding during that period. Net income for the period from June 11, 2025 through June 30, 2025 was then allocated to non-redeemable Class A and Class B ordinary shares and redeemable Class A ordinary shares based on ownership percentage.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the six months ended June 30, 2025:

For the Six Months Ended
June 30,
2025
Net income	$368,570
Less: Remeasurement of Class A redeemable shares to redemption value	(18,317,089)
Net loss including accretion of Class A redeemable shares to redemption value	$(17,948,519)

	For the Six Months Ended
	June 30, 2025
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net (loss) income allocated by class(1)	$(25,688)	$394,258

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(3,973,200)	(14,343,889)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	18,317,089
Total (loss) income based on ownership percentage	$(3,998,888)	$4,367,458

Weighted average shares outstanding	5,888,409	2,655,801
Basic and diluted net (loss) income per share	$(0.68)	$1.64
(1)	Net income allocated by class was calculated by allocating net loss for the period from February 10, 2025 (inception) to June 11, 2025, the date the Company consummated the Initial Public Offering, to non-redeemable Class A and Class B ordinary shares, as only non-redeemable Class B ordinary shares were issued and outstanding during that period. Net income for the period from June 11, 2025 through June 30, 2025 was then allocated to non-redeemable Class A and Class B ordinary shares and redeemable Class A ordinary shares based on ownership percentage.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Proceeds allocated to public warrants	(3,340,119)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,420,089)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	23,556,771
Class A ordinary shares subject to possible redemption at December 31, 2025	258,796,563
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,574,624
Class A ordinary shares subject to possible redemption at June 30, 2026	$263,371,187

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. Adoption of ASU 2023-09 did not impact the Company’s unaudited condensed financial statements or related income tax disclosures.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 12,991,493 Warrants outstanding, including 12,649,993 Public Warrants and 341,500 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

	June 30,	December 31,
Assets:	2026	2025
Cash	$32,560	$—
Cash and marketable securities held in Trust Account	$263,371,187	$258,796,563
Total Assets	$263,492,566	$258,910,967

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

	For the Three
	Months Ended
	June 30,
Net Income:	2026	2025
Net loss from operations	$(197,949)	$(112,489)
Income earned on cash and marketable securities held in Trust Account	$2,296,107	$556,881
Net income	$2,098,158	$444,392

	For the Six Months
	Ended
	June 30,
Net Income:	2026	2025
Net loss from operations	$(551,509)	$(188,311)
Income earned on cash and marketable securities held in Trust Account	$4,574,624	$556,881
Net income	$4,023,115	$368,570

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

Note 6 — Related Party Transactions

Founder Shares

On December 3, 2024, the Prior Sponsor made capital contributions of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Founder Shares to the Prior Sponsor. On June 9, 2025, the Company, through a share capitalization, issued the Prior Sponsor an additional 575,000 Founder Shares, resulting in the Prior Sponsor holding 6,325,000 Founder Shares in the aggregate. On November 25, 2025, the New Sponsor purchased from the Prior Sponsor 6,325,000 Founder Shares pursuant to the Purchase Agreement.

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

Promissory Note — Related Party

The Prior Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) November 20, 2025, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of June 11, 2025, the date of the consummation of the Initial Public Offering, the Company had borrowed $242,397 under the Promissory Note. On June 11, 2025, the Company paid $283,472 to the Prior Sponsor, resulting in an overpayment of $41,075 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory Note was repaid in full in connection with the Initial Public Offering. The Promissory Note is no longer available as of December 31, 2025. Accordingly, as of June 30, 2026 and December 31, 2025, the Company had no amounts outstanding under the Promissory Note, respectively, and the Promissory Note is no longer available for draw down.

Administrative Services Agreement

Commencing on June 11, 2025, the Company entered into an agreement with an affiliate of the Prior Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. The Company incurred administrative service fees of $0 and $6,333 for the three months ended June 30, 2026, and 2025, respectively, and $0 and $6,333 for the six months ended June 30, 2026, and 2025, respectively. In connection with the Purchase Agreement, the administrative services agreement was terminated and the outstanding balance, which totaled $25,683 as of November 25, 2025, the date of termination, was settled through a distribution to the Prior Sponsor.

CEO Advisory Fee

On December 26, 2025, the Board of Directors of the Company approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters. The advisory fee is effective as of December 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $90,000 of such advisory fees, with $15,000 accrued and unpaid as of June 30, 2026 and December 31, 2025. For the three and six months ended June 30, 2025, the Company incurred no such advisory fees.

Prior Sponsor Distribution

In connection with the Purchase Agreement on November 25, 2025, the Prior Sponsor received a cash distribution of $188,273, equivalent to the remaining cash after payment of all outstanding liabilities of the Company as of the closing of the Purchase, including all liabilities to the Prior Sponsor through the closing of the Purchase. The cash distribution was paid from the cash and cash equivalents of the Company and excluded amounts held in the Trust Account.

Due to Related Party

Prior to the drawdown of the Working Capital Note on March 23, 2026, YA II PN, Ltd., an affiliate of the New Sponsor (the “Affiliate”), paid for certain expenses on behalf of the Company, amounting to $259,017 in the aggregate. $250,371 was repaid during the three and six months ended June 30, 2026, resulting in a due to related party balance of $8,646 as of June 30, 2026. The amount due to the Affiliate is not a drawdown on the Working Capital Loan, it is non-interest bearing, and is due on demand.

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

On January 26, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $500,000 to the New Sponsor. Pursuant to the terms of the Working Capital Note, the principal balance does not accrue interest, is payable on the earlier of the date on which we consummate an initial Business Combination or the date that the Company’s winding up is effective, and is convertible at the New Sponsor’s election upon the consummation of an initial Business Combination into units identical to the Private Placement Units at a price of $10.00 per unit. On March 23, 2026, the Company drew $500,000 under the Working Capital Note. As such, as of June 30, 2026, there was $500,000 outstanding under the Working Capital Note.

On August 11, 2026, the Company and the New Sponsor entered into an amendment to the Working Capital Note to increase the aggregate principal balance from $500,000 to $750,000 (the “Amended Working Capital Note”). The terms of the Amended Working Capital Note otherwise remain unchanged. As of the date of the filing of this Quarterly Report, the Company has drawn $750,000 under the Amended Working Capital Note (see Note 10).

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

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Public Units offered in the Initial Public Offering, or $5,060,000 in the aggregate. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,855,000 in the aggregate, payable to BTIG to be deposited in the Trust Account and released to BTIG only upon the completion of an initial Business Combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Unit sold in the Initial Public Offering will be paid to BTIG in cash upon the closing of the initial Business Combination and (ii) $0.05 per Unit sold in the Initial Public Offering will be payable to BTIG in cash (the “Allocable Amount”), provided that the Company and the New Sponsor have the right, in the Company’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial Business Combination.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 485,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 683,000 shares of Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On December 3, 2024, the Prior Sponsor had initially purchased 5,750,000 Class B ordinary shares for $25,000, or $0.0004 per share. On June 9, 2025, the Company issued an additional 575,000 Class B ordinary shares to the Prior Sponsor through a share capitalization for no additional consideration, resulting in 6,325,000 Class B ordinary shares issued and outstanding. Accordingly, as of June 30, 2026 and December 31, 2025, there were 6,325,000 Class B ordinary shares issued and outstanding.

The Founder Shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares comprising part of the Private Placement Units and the Class A ordinary shares underlying the Private Placement Warrants issued to the New Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the New Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the Company’s amended and restated memorandum and articles of association made prior to the consummation of the initial business combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Note 9 – Fair Value Measurements

Recurring Fair Value Measurements

At June 30, 2026 and December 31, 2025, the Company’s cash and marketable securities held in the Trust Account were valued at $263,371,187 and $258,796,563, respectively. The cash and marketable securities held in the Trust Account are recorded on the unaudited condensed balance sheets at fair value and are subject to remeasurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of June 30, 2026 and December 31, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. As of June 30, 2026 and December 31, 2025, the Company’s cash and marketable securities held in the Trust Account are held in a demand deposit account carried at cost, and its carrying amount approximates its fair value as it is short-term in nature and payable on demand. Cash held in the Trust Account is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026
Assets:
Cash held in Trust Account	$263,371,187	$—	$—
As of December 31, 2025
Assets:
Cash held in Trust Account	$258,796,563	$—	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 11, 2026, the Company and the New Sponsor entered into the Amended Working Capital Note to increase the aggregate principal balance from $500,000 to $750,000. The terms of the Amended Working Capital Note otherwise remain unchanged. As of the date of the filing of this Quarterly Report, the Company has drawn $750,000 under the Amended Working Capital Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this Quarterly Report to (i) the “Company,” “us,” or “we” are to Blue Water Acquisition Corp. III, a Cayman Islands exempted company; (ii) “Founder Shares” are to shares of our Class B ordinary shares initially purchased by the Prior Sponsor in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issued upon the conversion thereof; and (iii) “New Sponsor” are to Yorkville BW Acquisition Sponsor, LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through June 30, 2026, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 683,000 units (the “Private Placement Units” and, with respect to the Class A Ordinary Shares included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Prior Sponsor, and BTIG, LLC (“BTIG”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $6,830,000. Each Private Placement Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment, and will become exercisable beginning at the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of an initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the consummation of the initial Business Combination, or earlier upon redemption or liquidation, and with respect to Private Placement Warrants held by BTIG or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the New Sponsor, BTIG, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG, LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

As a condition to consummation of the Purchase, all of the then-existing members of the board of directors (the “Prior Board”) and all then-existing officers of the Company resigned, and the New Sponsor designated (i) a new board of directors, which was elected immediately prior to the closing of the Purchase by the Prior Sponsor as the then-sole holder of the Class B Ordinary Shares in accordance with the terms of the Company’s amended and restated memorandum and articles of association, and (ii) a new management team, which was appointed immediately prior to the closing of the Purchase by the Prior Board, effective as of the closing of the Purchase. Except as otherwise specified or where the context requires otherwise, references in this Quarterly Report to “the board of directors” (the “Board”), “our directors,” “our officers,” or “management” shall refer to the board of directors, officers, and management team designated by the New Sponsor and serving following the closing of the Purchase.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 1, 2024 (inception) through June 30, 2026 relate to organizational activities, our Initial Public Offering, and, subsequent to the Initial Public Offering, our pursuit of an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have and will continue to generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we expect our expenses to increase substantially after identifying a target for our initial business combination.

For the three months ended June 30, 2026, we had net income of $2,098,158, which consisted of $2,296,107 of income earned on cash and marketable securities held in the Trust Account, offset by $37,837 of formation, general and administrative expenses, $120,064 of legal and accounting expenses, $21,250 of listing fees, and $18,798 of insurance expense.

For the six months ended June 30, 2026, we had net income of $4,023,115, which consisted of $4,574,624 income earned on cash and marketable securities held in the Trust Account, offset by $90,324 of formation, general and administrative expenses, $381,762 of legal and accounting expenses, $42,033 of listing fees, and $37,390 of insurance expense.

For the three months ended June 30, 2025, we had net income of $444,392, which consisted of $556,881 of income earned on cash and marketable securities held in the Trust Account, offset by $89,301 of formation, general and administrative expenses, $12,723 of legal and accounting expenses, $6,333 of administrative support fees, and $4,132 of insurance expense.

For the six months ended June 30, 2025 we had net income of $368,570, which consisted of $556,881 of income earned on cash and marketable securities held in the Trust Account, offset by $165,123 of formation, general and administrative expenses, $12,723 of legal and accounting expenses, $6,333 of administrative support fees, and $4,132 of insurance expense.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had $32,560 and no cash, respectively, no cash equivalents, and a working capital deficit of $627,254 and $109,004, respectively.

For the six months ended June 30, 2026, net cash used in operating activities was $467,440. Net income of $4,023,115 was increased by a $84,069 increase in operating assets and liabilities, offset by $4,574,624 of interest income on the trust account.

For the six months ended June 30, 2025, net cash used in operating activities was $87,484. Net income of $368,570 was increased by $101,708 formation, general and administrative costs paid by the Prior Sponsor under the promissory note – related party, offset by $556,881 of interest income on the trust account, and a $881 decrease in operating assets and liabilities.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although the New Sponsor may extend the Working Capital Loans (defined in Note 6) as needed, the Company cannot ensure that its plans to consummate an initial Business Combination will be successful.

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

As of June 30, 2026 and December 31, 2025, we have $32,560 and no cash held outside of the trust account generated from the proceeds of the Initial Public Offering, respectively. We will seek funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On January 26, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $500,000 to the New Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the New Sponsor’s election upon the consummation of the Company’s initial Business Combination. Should the New Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering (each, a “Working Capital Units”), rounded down to the nearest whole number. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Working Capital Note.

On August 11, 2026, the Company and the New Sponsor entered into an amendment to the Working Capital Note to increase the aggregate principal balance from $500,000 to $750,000 (the “Amended Working Capital Note”). The terms of the Amended Working Capital Note otherwise remain unchanged. As of the date of the filing of this Quarterly Report, the Company has drawn $750,000 under the Amended Working Capital Note.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have not conducted any operations to date.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2026 or December 31, 2025.

Pursuant to the underwriting agreement for our Initial Public Offering, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the trust account, or $8,855,000 in the aggregate, payable to BTIG, LLC to be deposited in the trust account and released to BTIG, LLC only upon the completion of an initial business combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Public Unit sold in the Initial Public Offering will be paid to BTIG, LLC in cash upon the closing of the initial business combination and (ii) $0.05 per Public Unit sold in the Initial Public Offering will be payable to BTIG, LLC in cash, provided that the Company and the New Sponsor have the right, in the Company and the New Sponsor’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial business combination.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Public Units to cover over-allotments which was exercised in full on the date of the Initial Public Offering. The underwriters were entitled to cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $5,060,000 in the aggregate, which was paid to the underwriters upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the trust account, or $8,855,000 in the aggregate, payable to BTIG, LLC to be deposited in the trust account and released to BTIG, LLC only upon the completion of an initial business combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Public Unit sold in the Initial Public Offering will be paid to BTIG, LLC in cash upon the closing of the initial business combination and (ii) $0.05 per Public Unit sold in the Initial Public Offering will be payable to BTIG, LLC in cash, provided that the Company and the New Sponsor have the right, in the Company and the New Sponsor’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial business combination.

Related Party Transactions

Founder Shares

On December 3, 2024, the Prior Sponsor made capital contributions of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Founder Shares to the Prior Sponsor. On June 9, 2025, the Company, through a share capitalization, issued the Prior Sponsor an additional 575,000 Founder Shares, resulting in the Prior Sponsor holding 6,325,000 Founder Shares in the aggregate. On November 25, 2025, the New Sponsor purchased from the Prior Sponsor 6,325,000 Founder Shares pursuant to the Purchase Agreement.

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

Promissory Note — Related Party

The Prior Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) November 20, 2025, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of June 11, 2025, the date of the consummation of the Initial Public Offering, the Company had borrowed $242,397 under the Promissory Note. On June 11, 2025, the Company paid $283,472 to the Prior Sponsor, resulting in an overpayment of $41,075 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory Note was repaid in full in connection with the Initial Public Offering. The Promissory Note is no longer available as of December 31, 2025. Accordingly, as of June 30, 2026 and December 31, 2025, the Company had no amounts outstanding under the Promissory Note, respectively, and the Promissory Note is no longer available for draw down.

Administrative Services Agreement

Commencing on June 11, 2025, the Company entered into an agreement with an affiliate of the Prior Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. The Company incurred administrative service fees of $0 and $6,333 for the three months ended June 30, 2026, and 2025, respectively, and $0 and $6,333 for the six months ended June 30, 2026, and 2025, respectively. In connection with the Purchase Agreement, the administrative services agreement was terminated and the outstanding balance, which totaled $25,683 as of November 25, 2025, the date of termination, was settled through a distribution to the Prior Sponsor.

CEO Advisory Fee

On December 26, 2025, the Board of Directors of the Company approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters. The advisory fee is effective as of December 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $90,000 of such advisory fees, respectively, with $15,000 accrued and unpaid as of June 30, 2026 and December 31, 2025. For the three and six months ended June 30, 2025, the Company incurred no such advisory fees.

Prior Sponsor Distribution

In connection with the Purchase Agreement on November 25, 2025, the Prior Sponsor received a cash distribution of $188,273, equivalent to the remaining cash after payment of all outstanding liabilities of the Company as of the closing of the Purchase, including all liabilities to the Prior Sponsor through the closing of the Purchase. The cash distribution was paid from the cash and cash equivalents of the Company and excluded amounts held in the Trust Account.

Due to Related Party

Prior to the drawdown of the Working Capital Note on March 23, 2026, YA II PN, Ltd., an affiliate of the New Sponsor (the “Affiliate”), paid for certain expenses on behalf of the Company, amounting to $259,017 in the aggregate. $250,371 was repaid during the three and six months ended June 30, 2026, resulting in a due to related party balance of $8,646 as of June 30, 2026. The amount due to the Affiliate is not a drawdown on the Working Capital Loan, it is non-interest bearing, and is due on demand.

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

On January 26, 2026, the Company issued a the Working Capital Note in the aggregate principal amount of $500,000 to the New Sponsor. Pursuant to the terms of the Working Capital Note, the principal balance does not accrue interest, is payable on the earlier of the date on which we consummate an initial Business Combination or the date that the Company’s winding up is effective, and is convertible at the New Sponsor’s election upon the consummation of an initial Business Combination into units identical to the Private Placement Units at a price of $10.00 per unit. On March 23, 2026, the Company drew $500,000 under the Working Capital Note. As such, as of June 30, 2026, there was $500,000 outstanding under the Working Capital Note.

On August 11, 2026, the Company and the New Sponsor entered into the Amended Working Capital Note to increase the aggregate principal balance from $500,000 to $750,000. The terms of the Amended Working Capital Note otherwise remain unchanged. As of the date of the filing of this Quarterly Report, the Company has drawn $750,000 under the Amended Working Capital Note.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2026.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies of the Notes to the Unaudited Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026 as a result of the material weakness described below.

As of June 30, 2026, we have a material weakness in our internal controls over financial reporting due to a lack of properly designed, implemented, and effectively operating controls. Management, with oversight from the Board of Directors and the audit committee of the Board of Directors, will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We will also enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Through June 11, 2025, the date we consummated our Initial Public Offering, we incurred $505,089 for other costs and expenses related to our Initial Public Offering

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended June 30, 2026

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025)
4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-285075), as filed with the SEC on March 31, 2025).

4.2

Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-285075), as filed with the SEC on March 31, 2025).

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-285075), as filed with the SEC on March 31, 2025).

4.4

Warrant Agreement, dated as of June 9, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.1

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

10.4

Administrative Services Agreement, dated June 9, 2025, by and between the Company and Blue Water Acquisition III LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on January 22, 2026).
10.6

Private Units Subscription Agreement, dated June 9, 2025, by and between the Company and Blue Water Acquisition III LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.7

Private Units Subscription Agreement, dated June 9, 2025, by and between the Company and BTIG, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, as filed with the SEC on June 12, 2025).

10.8

Purchase Agreement, dated November 25, 2025, by and among the Company, Blue Water Acquisition III LLC, and Yorkville BW Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on November 28, 2025).

10.9

New Insider Letter Agreement, dated November 25, 2025, by and among Yorkville BW Acquisition Sponsor, LLC, the Insiders and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on November 28, 2025).

10.10

The November 25, 2025 Joinder to and Amendment of the Registration Rights Agreement dated June 9, 2025, by Yorkville BW Acquisition Sponsor, LLC, and acknowledged and accepted by the Company and Blue Water Acquisition III LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on November 28, 2025).

10.11

Working Capital Note, dated January 26, 2026, issued by the Company to Yorkville BW Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on January 27, 2026).

10.12

Amended and Restated Working Capital Note, dated August 11, 2026, issued by the Company to Yorkville BW Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on August 12, 2026).

31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Water Acquisition Corp. III

August 12, 2026	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Chief Executive Officer (Principal Executive Officer)

August 12, 2026	By:	/s/ Troy Rillo
	Name:	Troy Rillo
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)