Form 10-Q
period 2026-09-30
Blue Water Acquisition Corp. III
filed 2026-11-13
CIK 2050501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 13, 2026, there were 25,983,000 Class A ordinary shares and 6,325,000 Class B ordinary shares of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	2
	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32
Item 3.	Defaults Upon Senior Securities.	33
Item 4.	Mine Safety Disclosures.	33
Item 5.	Other Information.	33
Item 6.	Exhibits.	34

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current Assets:
Cash	$154,432	$—
Prepaid expenses – current	54,465	81,145
Total Current Assets	208,897	81,145
Non-current Assets:
Cash and marketable securities held in Trust Account	265,746,288	258,796,563
Prepaid expenses – non-current	—	33,259
Total Non-current Assets	265,746,288	258,829,822
TOTAL ASSETS	$265,955,185	$258,910,967

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$94,425	$71,184
Advisory fee payable – related party	45,000	15,000
Accrued expenses	180,200	103,965
Due to related party	8,646	—
Working capital note – related party	750,000	—
Total Current Liabilities	1,078,271	190,149
Non-current Liabilities:
Deferred underwriter fee liability	8,855,000	8,855,000
Total Non-current Liabilities	8,855,000	8,855,000
TOTAL LIABILITIES	9,933,271	9,045,149

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption; 25,300,000 shares issued and outstanding subject to possible redemption, at redemption value, as of September 30, 2026 and December 31, 2025	265,746,288	258,796,563

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 683,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	68	68
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	633	633
Additional paid-in capital	—	—
Accumulated deficit	(9,725,075)	(8,931,446)
Total Shareholders’ Deficit	(9,724,374)	(8,930,745)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$265,955,185	$258,910,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Formation, general and administrative expenses	$58,141	$137,670	$148,465	$302,793
Legal and accounting expenses	143,491	236,837	525,253	249,560
Listing fees	21,483	—	63,516	—
Administrative services fee – related party	—	30,000	—	36,333
Insurance expense	19,005	19,003	56,395	23,136
Total operating expenses	242,120	423,510	793,629	611,822
Loss from operations	(242,120)	(423,510)	(793,629)	(611,822)

Other income:
Income earned on cash and marketable securities held in Trust Account	2,375,101	2,715,577	6,949,725	3,272,459
Other income	2,375,101	2,715,577	6,949,725	3,272,459
Net income	$2,132,981	$2,292,067	$6,156,096	$2,660,637

Weighted average shares outstanding of redeemable Class A ordinary shares	25,300,000	25,300,000	25,300,000	10,286,813

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.09	$0.09	$0.25	$0.66

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	7,008,000	7,008,000	7,008,000	6,265,707

Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.65)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A ordinary shares
	subject to possible		Class A ordinary		Class B ordinary		Additional		Total
	redemption		shares		shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	25,300,000	$258,796,563	683,000	$68	6,325,000	$633	$—	$(8,931,446)	$(8,930,745)
Remeasurement of Class A ordinary shares subject to possible redemption	—	2,278,517	—	—	—	—	—	(2,278,517)	(2,278,517)
Net income	—	—	—	—	—	—	—	1,924,957	1,924,957
Balance – March 31, 2026	25,300,000	$261,075,080	683,000	$68	6,325,000	$633	$—	$(9,285,006)	$(9,284,305)
Remeasurement of Class A ordinary shares subject to possible redemption	—	2,296,107	—	—	—	—	—	(2,296,107)	(2,296,107)
Net income	—	—	—	—	—	—	—	2,098,158	2,098,158
Balance – June 30, 2026	25,300,000	$263,371,187	683,000	$68	6,325,000	$633	$—	$(9,482,955)	$(9,482,254)
Remeasurement of Class A ordinary shares subject to possible redemption	—	2,375,101	—	—	—	—	—	(2,375,101)	(2,375,101)
Net income	—	—	—	—	—	—	—	2,132,981	2,132,981
Balance – September 30, 2026	25,300,000	$265,746,288	683,000	$68	6,325,000	$633	$—	$(9,725,075)	$(9,724,374)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A ordinary shares
	subject to possible		Class A ordinary		Class B ordinary		Additional		Total
	redemption		shares		shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	—	$—	5,750,000	$575	$24,425	$(48,541)	$(23,541)
Net loss	—	—	—	—	—	—	—	(75,822)	(75,822)
Balance – March 31, 2025	—	$—	—	$—	5,750,000	$575	$24,425	$(124,363)	$(99,363)
Share recapitalization	—	—	—	—	575,000	58	(58)	—	—
Issuance of Class A ordinary shares in IPO	25,300,000	235,239,792	—	—	—	—	3,340,119	—	3,340,119
Sale of private placement units	—	—	683,000	68	—	—	6,829,932	—	6,830,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	18,317,089	—	—	—	—	(10,194,418)	(8,122,671)	(18,317,089)
Net income	—	—	—	—	—	—	—	444,392	444,392
Balance – June 30, 2025	25,300,000	$253,556,881	683,000	$68	6,325,000	$633	$—	$(7,802,642)	$(7,801,941)
Remeasurement of Class A ordinary shares subject to possible redemption	—	2,715,578	—	—	—	—	—	(2,715,578)	(2,715,578)
Net income	—	—	—	—	—	—	—	2,292,067	2,292,067
Balance – September 30, 2025	25,300,000	$256,272,459	683,000	$68	6,325,000	$633	$—	$(8,226,153)	$(8,225,452)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$6,156,096	$2,660,637
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor under promissory note – related party	—	101,708
Income earned on cash and marketable securities held in Trust Account	(6,949,725)	(3,272,459)
Changes in operating assets and liabilities:
Prepaid expenses	59,939	(127,576)
Accounts payable	23,241	35,256
Advisory fee payable - related party	30,000	—
Accrued expenses	76,235	189,275
Administrative support fee - related party	—	36,333
Due to related party	8,646	8,905
Net cash used in operating activities	(595,568)	(367,921)

Cash Flows from Investing Activities:
Investment in Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from working capital note - related party	750,000	—
Proceeds from issuance of Class A ordinary shares	—	253,000,000
Proceeds from sale of private placement units	—	6,830,000
Payment of underwriting fees and reimbursements	—	(5,135,000)
Payment of promissory note – related party	—	(283,472)
Excess proceeds from sale of private placement units	—	12,360
Payment of deferred offering costs	—	(296,738)
Net cash provided by financing activities	750,000	254,127,150

Net Change in Cash	154,432	759,229
Cash – Beginning of period	—	—
Cash – End of period	$154,432	$759,229

Supplemental Non-Cash Investing and Financing Activities:
Initial fair value of Class A ordinary shares subject to possible redemption	$—	$235,239,792
Remeasurement of Class A ordinary shares subject to possible redemption	$6,949,725	$21,032,667
Deferred offering costs included in accrued offering costs	$—	$133,351
Prepaid expenses paid by Sponsor under promissory note – related party	$—	$5,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through September 30, 2026 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), as discussed in Note 3, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On June 11, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Public Units” and, with respect to the Class A ordinary shares included in the Public Units, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $253,000,000. Each Public Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”).

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

Following the closing of the Initial Public Offering, on June 11, 2025, an amount of $253,000,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units and the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

On July 28, 2025, the Company announced that, on or about July 31, 2025, the holders of the Company’s Public Units may elect to separately trade the Class A ordinary shares and warrants included in the Public Units.

On November 25, 2025, the Company, the Prior Sponsor and Yorkville BW Acquisition Sponsor, LLC (the “New Sponsor”) entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on November 25, 2025, the New Sponsor (i) purchased from the Prior Sponsor (a) 6,325,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) and (b) 430,000 Private Placement Units (together with the 6,325,000 Founder Shares, the “Acquired Securities”), for an aggregate purchase price of $7,200,000 and (ii) upon closing, became the sponsor of the Company (together, the “Purchase”). Pursuant to the Purchase Agreement, the non-managing sponsor investors of the Prior Sponsor have no further rights, claims or interests in or to any securities of the Company (other than any Public Units, Public Shares or Public Warrants they may hold).

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026 and December 31, 2025, the Company had $154,432 and $0 of cash and cash equivalents, and a working capital deficit of $869,374 and $109,004, respectively.

The Company’s liquidity needs through September 30, 2026 had been satisfied through a payment from the Prior Sponsor of $25,000 for Founder Shares (see Note 6), the Initial Public Offering and the sale of the Private Placement Units. The Company drew on an unsecured promissory note issued to the Prior Sponsor (the “Promissory Note”) to pay certain offering costs, which was paid in full in connection with the consummation of the Initial Public Offering (see Note 6). Additionally, the Company drew on a convertible unsecured promissory note issued to the New Sponsor (the “Working Capital Note”) for working capital needs (see Note 6).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although the New Sponsor may extend Working Capital Loans (defined in Note 6) as needed, the Company cannot ensure that its plans to raise additional funds or to consummate an initial Business Combination will be successful. Additionally, the Completion Window is within one year from the issuance date of the financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 14, 2026. The interim results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $154,432 and no cash in its operating account and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in Trust Account, amounting to $265,746,288 and $258,796,563, respectively, were held in cash in a demand deposit account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Company evaluated the Public Warrants and Private Placement Warrants to be equity classified financial instruments.

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

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income (loss) per redeemable Class A ordinary shares and income (loss) per non-redeemable Class A ordinary shares and Class B ordinary (“non-redeemable ordinary shares”) shares following the two-class method of income (loss) per ordinary shares. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and non-redeemable ordinary shares, the Company first considered the total income allocable to both classes of ordinary shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, income earned on marketable securities and cash held in Trust Account is economically attributable to redeemable Class A ordinary shares. As such, any remeasurement of the redeemable Class A ordinary shares as a result of income earned on marketable securities and cash held in Trust Account was treated as dividends paid to the public shareholders and is reflected as an adjustment through accretion applicable to remeasurement of Class A redeemable shares to redemption value. Subsequent to calculating the total income (loss) allocable to both classes of ordinary shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the redeemable Class A ordinary shares and for the non-redeemable ordinary shares for the three and nine months ended September 30, 2026 and 2025.

The Company has not considered the effect of the 12,649,993 Public Warrants or 341,500 Private Placement Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three months ended September 30, 2026:

For the Three Months Ended
September 30,
2026
Net income	$2,132,981
Less: Remeasurement of Class A redeemable shares to redemption value	(2,375,101)
Net loss including accretion of Class A redeemable shares to redemption value	$(242,120)

	For the Three Months Ended
	September 30, 2026
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	$462,670	$1,670,311

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(515,189)	(1,859,912)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	2,375,101
Total (loss) income based on ownership percentage	$(52,519)	$2,185,500

Weighted average shares outstanding	7,008,000	25,300,000
Basic and diluted net (loss) income per share	$(0.01)	$0.09

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the nine months ended September 30, 2026:

For the Nine Months Ended
September 30,
2026
Net income	$6,156,096
Less: Remeasurement of Class A redeemable shares to redemption value	(6,949,725)
Net loss including accretion of Class A redeemable shares to redemption value	$(793,629)

	For the Nine Months Ended
	September 30, 2026
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	$1,335,333	$4,820,763

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(1,507,480)	(5,442,245)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	6,949,725
Total (loss) income based on ownership percentage	$(172,147)	$6,328,243

Weighted average shares outstanding	7,008,000	25,300,000
Basic and diluted net (loss) income per share	$(0.02)	$0.25

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three months ended September 30, 2025:

For the Three Months Ended
September 30,
2025
Net income	$2,292,067
Less: Remeasurement of Class A redeemable shares to redemption value	(2,715,578)
Net loss including accretion of Class A redeemable shares to redemption value	$(423,511)

	For the Three Months Ended
	September 30, 2025
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	$497,177	$1,794,890

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(589,042)	(2,126,536)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	2,715,578
Total (loss) income based on ownership percentage	$(91,865)	$2,383,932

Weighted average shares outstanding	7,008,000	25,300,000
Basic and diluted net (loss) income per share	$(0.01)	$0.09

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the nine months ended September 30, 2025:

For the Nine Months Ended
September 30,
2025
Net income	$2,660,637
Less: Remeasurement of Class A redeemable shares to redemption value	(21,032,667)
Net loss including accretion of Class A redeemable shares to redemption value	$(18,372,030)

	For the Nine Months Ended
	September 30, 2025
	Non-redeemable	Redeemable shares
	Class A and Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,008,000	25,300,000
Ownership percentage	22%	78%

Net income allocated by class	$472,055	$2,188,582

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(4,562,242)	(16,470,425)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	—	21,032,667
Total (loss) income based on ownership percentage	$(4,090,187)	$6,750,824

Weighted average shares outstanding	6,265,707	10,286,813
Basic and diluted net (loss) income per share	$(0.65)	$0.66

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Proceeds allocated to public warrants	(3,340,119)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,420,089)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	23,556,771
Class A ordinary shares subject to possible redemption at December 31, 2025	258,796,563
Plus:
Accretion of Class A ordinary shares subject to possible redemption	6,949,725
Class A ordinary shares subject to possible redemption at September 30, 2026	$265,746,288

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance may be applied prospectively, with retrospective application permitted. Adoption of ASU 2023-09 did not impact the Company’s unaudited condensed financial statements or related income tax disclosures.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 12,991,493 Warrants outstanding, including 12,649,993 Public Warrants and 341,500 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets and net income (loss), which include the following:

	September 30,	December 31,
Assets:	2026	2025
Cash	$154,432	$—
Cash and marketable securities held in Trust Account	$265,746,288	$258,796,563
Total Assets	$265,955,185	$258,910,967

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

	For the Three
	Months Ended
	September 30,
Net Income:	2026	2025
Net loss from operations	$(242,120)	$(423,510)
Income earned on cash and marketable securities held in Trust Account	$2,375,101	$2,715,577
Net income	$2,132,981	$2,292,067

	For the Nine Months
	Ended
	September 30,
Net Income:	2026	2025
Net loss from operations	$(793,629)	$(611,822)
Income earned on cash and marketable securities held in Trust Account	$6,949,725	$3,272,459
Net income	$6,156,096	$2,660,637

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

Promissory Note — Related Party

The Prior Sponsor agreed to loan the Company an aggregate of up to $300,000 under the Promissory Note to be used for a portion of the expenses of the Initial Public Offering. The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) November 20, 2025, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of June 11, 2025, the date of the consummation of the Initial Public Offering, the Company had borrowed $242,397 under the Promissory Note. On June 11, 2025, the Company paid $283,472 to the Prior Sponsor, resulting in an overpayment of $41,075 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory Note was repaid in full in connection with the Initial Public Offering. The Promissory Note is no longer available as of December 31, 2025. Accordingly, as of September 30, 2026 and December 31, 2025, the Company had no amounts outstanding under the Promissory Note, respectively, and the Promissory Note is no longer available for draw down.

Administrative Services Agreement

Commencing on June 11, 2025, the Company entered into an agreement with an affiliate of the Prior Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company ceased paying the $10,000 per month fee. The Company incurred administrative service fees of $0 and $30,000 for the three months ended September 30, 2026, and 2025, respectively, and $0 and $36,333 for the nine months ended September 30, 2026, and 2025, respectively. In connection with the Purchase Agreement, the administrative services agreement was terminated and the outstanding balance, which totaled $25,683 as of November 25, 2025, the date of termination, was settled through a distribution to the Prior Sponsor.

CEO Advisory Fee

On December 26, 2025, the Board of Directors of the Company approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters. The advisory fee is effective as of December 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $135,000, respectively, of such advisory fees, with $45,000 and $15,000 accrued and unpaid as of September 30, 2026 and December 31, 2025, respectively. For the three and nine months ended September 30, 2025, the Company incurred no such advisory fees. Such advisory fees are recorded to general and administrative expenses on the condensed statements of operations and accounts payable on the condensed balance sheets.

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

Due to Related Party

Prior to the drawdown of the Working Capital Note on March 23, 2026, YA II PN, Ltd., an affiliate of the New Sponsor (the “Affiliate”), paid for certain expenses on behalf of the Company, amounting to $259,017 in the aggregate. $250,371 was repaid during the three and nine months ended September 30, 2026, resulting in a due to related party balance of $8,646 as of September 30, 2026. The amount due to the Affiliate is not a drawdown on the Working Capital Loan, it is non-interest bearing, and is due on demand.

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

On January 26, 2026, the Company issued the Working Capital Note in the aggregate principal amount of $500,000 to the New Sponsor. Pursuant to the terms of the Working Capital Note, the principal balance does not accrue interest, is payable on the earlier of the date on which we consummate an initial Business Combination or the date that the Company’s winding up is effective, and is convertible at the New Sponsor’s election upon the consummation of an initial Business Combination into units identical to the Private Placement Units at a price of $10.00 per unit. On March 23, 2026, the Company drew $500,000 under the Working Capital Note.

On August 11, 2026, the Company and the New Sponsor amended and restated the Working Capital Note to increase the aggregate principal balance from $500,000 to $750,000 (the “Amended Working Capital Note”). The terms of the Amended Working Capital Note otherwise remain unchanged. On August 11, 2026, the Company drew an additional $250,000 under the Amended Working Capital Note. Accordingly, as of September 30, 2026 and December 31, 2025, $750,000 and $0 was outstanding under the Amended Working Capital Note, respectively.

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

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Public Units offered in the Initial Public Offering, or $5,060,000 in the aggregate. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,855,000 in the aggregate, payable to BTIG to be deposited in the Trust Account and released to BTIG only upon the completion of an initial Business Combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Public Unit sold in the Initial Public Offering will be paid to BTIG in cash upon the closing of the initial Business Combination and (ii) $0.05 per Public Unit sold in the Initial Public Offering will be payable to BTIG in cash (the “Allocable Amount”), provided that the Company and the New Sponsor have the right, in the Company’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial Business Combination.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 485,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were 683,000 shares of Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On December 3, 2024, the Prior Sponsor had initially purchased 5,750,000 Class B ordinary shares for $25,000, or $0.004 per share. On June 9, 2025, the Company issued an additional 575,000 Class B ordinary shares to the Prior Sponsor through a share capitalization for no additional consideration, resulting in 6,325,000 Class B ordinary shares issued and outstanding. Accordingly, as of September 30, 2026 and December 31, 2025, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

Note 9 – Fair Value Measurements

Recurring Fair Value Measurements

At September 30, 2026 and December 31, 2025, the Company’s cash and marketable securities held in the Trust Account were valued at $265,746,288 and $258,796,563, respectively. The cash and marketable securities held in the Trust Account are recorded on the condensed balance sheets at fair value and are subject to remeasurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

The following table presents the fair value information, as of September 30, 2026 and December 31, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. As of September 30, 2026 and December 31, 2025, the Company’s cash and marketable securities held in the Trust Account are held in a demand deposit account carried at cost, and its carrying amount approximates its fair value as it is short-term in nature and payable on demand. Cash held in the Trust Account is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2026
Assets:
Cash held in Trust Account	$265,746,288	$—	$—
As of December 31, 2025
Assets:
Cash held in Trust Account	$258,796,563	$—	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from November 1, 2024 (inception) through September 30, 2026, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and activities associated with identifying and negotiating a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On December 3, 2024, the Company issued an aggregate of 5,750,000 Founder Shares in exchange for a capital contribution of $25,000 (approximately $0.004 per share) from the Company’s prior sponsor, Blue Water Acquisition III LLC (the “Prior Sponsor”) to cover certain expenses on behalf of the Company. On June 9, 2025, through a share capitalization we issued an additional 575,000 Founder Shares to our Prior Sponsor, resulting in our Prior Sponsor holding an aggregate of 6,325,000 Founder Shares. The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment.

On June 11, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Public Units” and, with respect to the Class A ordinary shares included in the Public Units, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $253,000,000. Each Public Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 683,000 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Prior Sponsor, and BTIG, LLC (“BTIG”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $6,830,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, and will become exercisable beginning at the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of an initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the consummation of the initial Business Combination, or earlier upon redemption or liquidation, and with respect to Private Placement Warrants held by BTIG or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the New Sponsor, BTIG, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary share issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

Following the closing of the Initial Public Offering, on June 11, 2025, an amount of $253,000,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units and the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

On November 25, 2025, the Company, the Prior Sponsor and the New Sponsor entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on November 25, 2025, the New Sponsor (i) purchased from the Prior Sponsor (a) 6,325,000 Founder Shares and (b) 430,000 Private Placement Units (together with the 6,325,000 Founder Shares, the “Acquired Securities”), for an aggregate purchase price of $7,200,000 and (ii) upon closing, became the sponsor of the Company (together, the “Purchase”). Pursuant to the Purchase Agreement, the non-managing sponsor investors of the Prior Sponsor have no further rights, claims or interests in or to any securities of the Company (other than any Public Units, Public Shares or Public Warrants they may hold).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 1, 2024 (inception) through September 30, 2026 relate to organizational activities, our Initial Public Offering, and, subsequent to the Initial Public Offering, our pursuit of an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have and will continue to generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we expect our expenses to increase substantially after identifying a target for our initial business combination.

For the three months ended September 30, 2026, we had net income of $2,132,981, which consisted of $2,375,101 of income earned on cash and marketable securities held in the Trust Account, offset by $58,141 of formation, general and administrative expenses, $143,491 of legal and accounting expenses, $21,483 of listing fees, and $19,005 of insurance expense.

For the nine months ended September 30, 2026, we had net income of $6,156,096, which consisted of $6,949,725 income earned on cash and marketable securities held in the Trust Account, offset by $148,465 of formation, general and administrative expenses, $525,253 of legal and accounting expenses, $63,516 of listing fees, and $56,395 of insurance expense.

For the three months ended September 30, 2025, we had net income of $2,292,067, which consisted of $2,715,577 of income earned on cash and marketable securities held in the Trust Account, offset by $137,670 of formation, general and administrative expenses, $236,837 of legal and accounting expenses, $30,000 of administrative support fees, and $19,003 of insurance expense.

For the nine months ended September 30, 2025 we had net income of $2,660,637, which consisted of $3,272,459 of income earned on cash and marketable securities held in the Trust Account, offset by $302,793 of formation, general and administrative expenses, $249,560 of legal and accounting expenses, $36,333 of administrative support fees, and $23,136 of insurance expense.

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, we had $154,432 and no cash, respectively, no cash equivalents, and a working capital deficit of $869,374 and $109,004, respectively.

For the nine months ended September 30, 2026, net cash used in operating activities was $595,568. Net income of $6,156,096 was increased by a $198,061 increase in operating assets and liabilities, offset by $6,949,725 of interest income on the Trust Account.

For the nine months ended September 30, 2025, net cash used in operating activities was $367,921. Net income of $2,660,637 was increased by $101,708 formation, general and administrative costs paid by the Prior Sponsor under the promissory note – related party and a $142,193 increase in operating assets and liabilities, offset by $3,272,459 of interest income on the Trust Account.

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

Our liquidity needs have been satisfied to date through the purchase of Founder Shares from our Prior Sponsor for $25,000, $300,000 in loans from our Prior Sponsor (which was repaid in full in connection with the Initial Public Offering), proceeds generated from our Initial Public Offering and simultaneous private placement that generated gross proceeds of $259,830,000, and $750,000 in loans from our New Sponsor under the Amended Working Capital Note. $253,000,000 of the net proceeds are held in the Trust Account and are not available for the working capital needs of the Company.

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

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion. The requirement that we provide our public shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment. Valid redemptions by our public shareholders would reduce the amounts of cash we have to effect an initial business combination and may result in a need to seek additional financing in order to effect an initial business combination.

As of September 30, 2026 and December 31, 2025, we have $154,432 and no cash held outside of the Trust Account generated from the proceeds of the Initial Public Offering, respectively. We will seek funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On August 11, 2026, the Company and the New Sponsor entered into an amended and restated Working Capital Note to increase the aggregate principal balance from $500,000 to $750,000 (the “Amended Working Capital Note”). The terms of the Amended Working Capital Note otherwise remain unchanged. As of September 30, 2026 and December 31, 2025, the Company has drawn $750,000 and $0 under the Amended Working Capital Note, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have not conducted any operations to date.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, or operating lease obligations as of September 30, 2026 or December 31, 2025.

Pursuant to the underwriting agreement for our Initial Public Offering, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,855,000 in the aggregate, payable to BTIG to be deposited in the Trust Account and released to BTIG only upon the completion of an initial business combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Public Unit sold in the Initial Public Offering will be paid to BTIG in cash upon the closing of the initial business combination and (ii) $0.05 per Public Unit sold in the Initial Public Offering will be payable to BTIG in cash, provided that the Company and the New Sponsor have the right, in the Company and the New Sponsor’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial business combination.

On June 9, 2025, the Company entered into an administrative services agreement with the Prior Sponsor, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support, to commence on the date the securities of the Company are first listed on the Nasdaq (the “Administrative Services Agreement”). As of November 25, 2025, the Company had incurred $54,398 of administrative costs which was offset by $28,715 due from Prior Sponsor resulting in an open balance of $25,683. Pursuant to the Purchase Agreement, the Administrative Services Agreement with the Prior Sponsor was terminated on November 25, 2025, and no further fees accrued thereafter.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Public Units to cover over-allotments which was exercised in full on the date of the Initial Public Offering. The underwriters were entitled to cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $5,060,000 in the aggregate, which was paid to the underwriters upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,855,000 in the aggregate, payable to BTIG to be deposited in the Trust Account and released to BTIG only upon the completion of an initial business combination. The deferred underwriting commissions will be payable as follows: (i) $0.30 per Public Unit sold in the Initial Public Offering will be paid to BTIG in cash upon the closing of the initial business combination and (ii) $0.05 per Public Unit sold in the Initial Public Offering will be payable to BTIG in cash, provided that the Company and the New Sponsor have the right, in the Company and the New Sponsor’s discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial business combination.

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

Promissory Note — Related Party

The Prior Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) November 20, 2025, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of June 11, 2025, the date of the consummation of the Initial Public Offering, the Company had borrowed $242,397 under the Promissory Note. On June 11, 2025, the Company paid $283,472 to the Prior Sponsor, resulting in an overpayment of $41,075 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory Note was repaid in full in connection with the Initial Public Offering. The Promissory Note is no longer available as of December 31, 2025. Accordingly, as of September 30, 2026 and December 31, 2025, the Company had no amounts outstanding under the Promissory Note, respectively, and the Promissory Note is no longer available for draw down.

Administrative Services Agreement

Commencing on June 11, 2025, the Company entered into an agreement with an affiliate of the Prior Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. The Company incurred administrative service fees of $0 and $30,000 for the three months ended September 30, 2026, and 2025, respectively, and $0 and $36,333 for the nine months ended September 30, 2026, and 2025, respectively. In connection with the Purchase Agreement, the administrative services agreement was terminated and the outstanding balance, which totaled $25,683 as of November 25, 2025, the date of termination, was settled through a distribution to the Prior Sponsor.

CEO Advisory Fee

On December 26, 2025, the Board of Directors of the Company approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters. The advisory fee is effective as of December 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $135,000 of such advisory fees, respectively, with $45,000 and $15,000 accrued and unpaid as of September 30, 2026 and December 31, 2025, respectively. For the three and nine months ended September 30, 2025, the Company incurred no such advisory fees. Such advisory fees are recorded to general and administrative expenses on the condensed statements of operations and accounts payable on the condensed balance sheets.

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

Due to Related Party

Prior to the drawdown of the Working Capital Note on March 23, 2026, YA II PN, Ltd., an affiliate of the New Sponsor (the “Affiliate”), paid for certain expenses on behalf of the Company, amounting to $259,017 in the aggregate. $250,371 was repaid during the three and nine months ended September 30, 2026, resulting in a due to related party balance of $8,646 as of September 30, 2026. The amount due to the Affiliate is not a drawdown on the Working Capital Loan, it is non-interest bearing, and is due on demand.

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

On January 26, 2026, the Company issued the Working Capital Note in the aggregate principal amount of $500,000 to the New Sponsor. Pursuant to the terms of the Working Capital Note, the principal balance does not accrue interest, is payable on the earlier of the date on which we consummate an initial Business Combination or the date that the Company’s winding up is effective, and is convertible at the New Sponsor’s election upon the consummation of an initial Business Combination into units identical to the Private Placement Units at a price of $10.00 per unit.

On August 11, 2026, the Company and the New Sponsor entered into the Amended Working Capital Note to increase the aggregate principal balance from $500,000 to $750,000. The terms of the Amended Working Capital Note otherwise remain unchanged. On August 11, 2026, the Company drew an additional $250,000 under the Amended Working Capital Note. Accordingly, as of September 30, 2026 and December 31, 2025, the Company has drawn $750,000 and $0 under the Amended Working Capital Note, respectively.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2026.

Recent Accounting Pronouncements

Refer to Note 2. Significant Accounting Policies of the Notes to the Unaudited Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2026 as a result of the material weakness described below.

As of September 30, 2026, we have a material weakness in our internal controls over financial reporting due to a lack of properly designed, implemented, and effectively operating controls. Management, with oversight from the Board of Directors and the audit committee of the Board of Directors, will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We will also enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 14, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Simultaneously with the closing of the Company’s Initial Public Offering, the Company consummated a private placement of an aggregate of 683,000 Private Placement Units to the Prior Sponsor and BTIG, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,830,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share (subject to adjustment). Of those 683,000 Private Placement Units, the Prior Sponsor purchased 430,000 Private Placement Units and BTIG purchased 253,000 Private Placement Units.

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

As disclosed in Items 1.01, 2.03 and 3.02 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2026, on January 26, 2026, the Company issued the Working Capital Note in the aggregate principal amount of $500,000 to the New Sponsor (See Note 6 – Related Party Transactions). Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which the Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the New Sponsor’s election upon the consummation of the Company’s initial Business Combination. Should the New Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into Working Capital Units, rounded down to the nearest whole number. The Working Capital Note was convertible into a maximum of 50,000 Working Capital Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Company relied upon Section 4(a)(2) of the Securities Act in connection with the issuance of the Working Capital Note. On March 23, 2026, the Company drew $500,000 under the Working Capital Note.

As disclosed in Items 1.01, 2.03 and 3.02 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2026, on August 11, 2026, the New Sponsor advanced an additional $250,000 to the Company for working capital purposes and, to document such additional advance, the Company issued the Amended Working Capital Note in the aggregate principal amount of $750,000 to the New Sponsor, which amends, restates, supersedes and replaces the Working Capital Note in its entirety (See Note 6 – Related Party Transactions). The terms of the Amended Working Capital Note are otherwise the same as those of the Working Capital Note described above, except that the Amended Working Capital Note is convertible into a maximum of 75,000 Working Capital Units. The Company relied upon Section 4(a)(2) of the Securities Act in connection with the issuance of the Amended Working Capital Note.

On August 11, 2026, the Company drew an additional $250,000 under the Amended Working Capital Note. As of September 30, 2026, there was $750,000 outstanding under the Amended Working Capital Note.

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

Through June 11, 2025, the date we consummated our Initial Public Offering, we incurred $505,089 for other costs and expenses related to our Initial Public Offering

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2026

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

Blue Water Acquisition Corp. III

November 13, 2026	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Chief Executive Officer (Principal Executive Officer)

November 13, 2026	By:	/s/ Troy Rillo
	Name:	Troy Rillo
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)